Form 10KSB
period 2002-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2003-02-13
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________



Commission File No.:  0-50089

                      National Energy Services Company, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

     Nevada                                                   52-2082372
----------------------                                     --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3153 Fire Road, Suite 2C
Egg Harbor Township, NJ                                          08234
--------------------------                                 --------------------
(Address of principal executive offices)                       (Zip Code)


                  Registrant's telephone number: (800) 758-9288

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                                 Name of each exchange
                                                        on which registered
        None
-------------------------                            -------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                            ------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Mintmire & Associates
                                265 Sunrise Avenue, Suite 204
                                Palm Beach, FL 33480
                                Tel: (561) 832-5696 - Fax: (561) 659-5371

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $2,285,026.

Of the 12,594,260 shares of voting stock of the registrant issued and outstanding as of October 31, 2002, 3,904,760 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business

Business Development

National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. Prior to the exchange, the authorized capital stock of NES consisted of 20,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. The new board of directors consisted of John A. Grillo, as sole officer and director. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a reverse acquisition, with the Company as the acquiring entity.

The Company currently operates as National Energy Services Company, Inc. Unless the context indicates otherwise, references hereinafter to the "Company" or "NES" include both National Energy Services Company, Inc., a Nevada corporation and its wholly owned subsidiary, National Energy Services Company, Inc., a New Jersey corporation. The Company's principal place of business is 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234, and its telephone number at that address is (800) 758-9288.

The Company is not presently trading on an exchange, but intends to monitor the progress of the newly formed BBX and apply to have its common stock either traded on the BBX or quoted on the Over the Counter Bulletin Board. There can be no assurance that such application will be accepted.

The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB.

In October 2001, the Company entered into the Share Exchange with NESNJ and its shareholders. The exchange was made whereby the Company issued 10,000,000 shares of its common stock to the shareholders of NESNJ for all of the issued and outstanding stock of NESNJ. As part of the exchange, John A. Grillo, the Company's current President, Secretary and Chairman, received 3,333,300 shares of the Company's common stock.

See (b) "Business of Registrant" immediately below for a description of the Company's business.

Business of Registrant

General

At its inception, the Company intended to engage in an internet related business. The Company was incorporated in February 1998 to conduct any lawful business, but with the express intent to enter into an internet related businesses. Its then current management had little or no experience in this field. In May 1998, the Company attempted to raise money through the use of a private placement memorandum to fund its operations. The Company was only able to raise a total of $16,000, which was not enough to launch planned operations.

It was not until October 2001, through the acquisition of the Company's wholly owned subsidiary, NESNJ, that the Company changed its business plan to NESNJ's business plan of marketing aggregated energy management services to the long term care industry. NESNJ was formed in late 1995 by John Grillo, the Company's current Chairman and President. Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program for long term care facilities which was paid directly from savings generated by energy system improvements. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, OLSS, all of which serve to strengthen their current profitability, maintain contractually competitive power during deregulation uncertainty, and fund these renovations through the monthly energy savings with no out-of-pocket costs to the facility.

To provide funding for the energy conservation projects, the Company formed a strategic alliance with PPL. PPL markets energy related products and services to commercial and industrial customers. This association creates a common structure that packages an energy upgrade and several energy management services within a long term energy supply contract assuring customers of continuing competitive pricing.

During the course of the fiscal year ended October 31 2002, the Company expanded its sales and administrative organization in anticipation of increased sales volume. By enlarging the staff last year additional administrative costs were incurred such as salaries and related fringe benefits, along with higher travel expenses as the sales force presented its services and benefits to the nursing home industry throughout the country.

During the previous completed fiscal year the Company incurred additional programming costs as it revised its software programs to better capture relevant information to promote internal efficiencies and have the ability to give its customers salient information for analytical and comparison purposes regarding energy costs.

Due to the additional costs, the recent operating losses ($633,897 in fiscal year ended October 31, 2002) and accumulated deficit ($992,804) increased.

Energy Gatekeeper Program

The Company has developed a proprietary comprehensive, cost-driven energy-management system called (the "Energy Gatekeeper Program") which custom tailors an energy conservation plan to maximize energy efficiency in any energy consuming building system for long-term health care facilities thereby improving their bottom line. NES has aggressively embraced new technologies and formed strategic alliances which enable it to offer state-of-the-art goods and services for the purpose of maximizing Company profit potential and saving long-term health care facilities operating costs on a month-to-month basis with no out-of-pocket cost.

Overview

The Energy Gatekeeper Program bundles energy saving system upgrades within an energy supply agreement. The health care facility signs a contract of 60 months or longer in which all equipment upgrades are paid for and all energy bills are consolidated into one invoice. The complete service contract provides:

-    Monitoring of utility usage to spot inefficiencies;
-    All energy bills consolidated into one easy to manage invoice; and
-    Competitive supply price guarantee for life of contract

The Energy Gatekeeper Program is a combined service and financing agreement where the facility has all its energy services taken care of by the Company and energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60 month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, NES contracts carry a 24 month renewal period. Earlier contracts have a duration of up to ten years.

NES controls the acquisition of power to all customers in two ways, contractually and through a limited power of attorney. This ability to exercise complete control is more than found in most other such financing agreements, enhancing the level of security for the funding source and increasing the payment impetus for the installed equipment.

The Gatekeeper Contract and Documentation Package

NESC created a credit review process and developed a contract which clearly establishes responsibilities of all parties. The following outlines the package of materials the company collects, evaluates and produces for each project:

Two Years of Financial Statements - Each customer is required to supply the last two years of operating financial statements.

Credit application form - A one page credit application is required obtaining ownership and banking information.

Contract for Energy Services - The base contract is a 12 page agreement covering the responsibilities of all parties. The contract also contains a termination buyout schedule identifying the cost of buying out the contract on a monthly basis and a complete upgrade equipment schedule.

Limited Power of Attorney - The limited Power of Attorney is executed giving NESC the power to completely manage and control the facility's energy sources and to receive and pay all utility bills. However, NESNJ is not liable for any energy bills left unpaid by the customer.

PRINCIPAL PRODUCTS AND SERVICES

The products and services offered in the Energy Gatekeeper Program include:

OLSS
Lighting Upgrades
Mechanical Systems (HVAC)
Water/Sewer Conservation Methods
Acquiring On Generation & Asset Management Energy Supply Procurement Management

Ozone Laundry Support System (OLSS)

OLSS can cut laundering costs by more than 50% primarily by eliminating the need for hot water during the washing process. Activated Air Laundry System, commonly referred to as ozone laundering, uses activated oxygen (ozone) in cold water washing to disinfect better than traditional hot water methods.

The savings are substantial since laundering expense is considered to be one of the most significant line items in a facility budget. Most 120 bed facilities can save over $1500 per month, close to $20,000 per year in utility costs alone.

By injecting ozone (activated oxygen) into the wash and rinse water, your laundry is cleaner and completely disinfected. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone works best in cold water.

Ozone is a powerful oxidant that is 3,000 times faster and 130% more effective than chlorine, but without chlorine's dangerous properties. The ozone molecule is composed of three atoms which are very unstable. An unstable gas, ozone decomposes rapidly into oxygen, which causes its tremendous oxidation potential.

Test results from independent laboratories confirm a 99.5% pathogenic bacterial kill count with ozone laundering, as compared to 97.3% with traditional hot temperature washing.

An ozone disinfecting system is just as effective but less costly to operate. Using ozone in the laundry process is less costly because ozone is only active in cold water; therefore there is no need to buy natural gas or other energy sources to heat the water.

Data also reveals that using ozone gas in laundering is far more effective than conventional disinfectants against microorganisms, viruses and cysts.

Because of the significant energy savings the cost of the equipment and installation can be funded through the monthly savings, resulting in no out-of-pocket cost to the facility. The OLSS are easily installed and begin generating energy savings immediately upon operation.

By injecting ozone gas, one of the most powerful cleaning agents, into cold wash and rinse water, the laundry becomes cleaner and completely disinfected. Ozone oxidizes the fatty oils, and breaks the bond between the dirt and the cloth. Insoluble soils are chemically altered by the ozone into soluble products, which can be removed from the fabrics by the normal washing action.

Ozone laundering improves productivity because the process requires fewer wash cycles and reduces drying time. The OLSS reduces the drying time because the work, removing moisture from the linen, which the dryer has to do, is reduced. While utilizing ozone during the wash process, a chemical linen softener is no longer required. Without the "coating" of a softener, the weave of the fabric is more open. Since the actual tubes of fabric are more open, water can be more effectively removed during the rinse cycle resulting in less moisture for the dryer to remove. The more open weave of the fabric also makes the actual drying process more efficient because the air flow is increased through the fabric, which significantly reduces dry time.

Using this technology lowers water and sewer use, and reduces energy costs. Because chemical use is reduced, softeners are not required, drying time is less and fabrics last longer, extending linen life. For example, an OLSS system installed in a typical 120 bed nursing facility can reduce the need to heat over 730,000 gallons of water per year. That reduction would save approximately $15,600 per year. These average savings results are derived from the Company's results from over fifty (50) installations of the OLSS system.

After comparing the costs and capabilities of the Activated Air Laundering System with traditional hot temperature washing, the benefits to the average 120 bed facility are substantial.

Lighting Upgrades

The purpose of a lighting upgrade or "Lighting Retrofit" is to install energy-efficient lighting technologies wherever they are profitable and maintain or improve lighting quality. The energy- efficient lighting technologies available today can dramatically reduce energy consumption and prevent pollution while delivering comparable or better lighting. If energy-efficient lighting were used everywhere it were profitable, the electricity required for lighting could be cut by up to 50 percent, and aggregate national electricity demand would be reduced by more than 10 percent (EPA website). For example, a lighting upgrade in a typical 120 bead nursing home can reduce 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400. These average savings results are taken from our own engineering and actual results in more than 100 installations.

Though an energy-efficient lighting product sometimes costs slightly more than the inefficient product it replaces, the energy savings are so significant that any incremental cost is rapidly paid off, producing highly profitable rates of return. Compact fluorescent light bulbs use 70 percent less energy than standard incandescent light bulbs. By replacing just one 75-watt incandescent light bulb with a 20-watt CFL, you could save an estimated $14 a year on your energy bill assuming the bulb is used for 5,000 hours. Compact fluorescent light bulbs last an average of 10,000 hours, compared to only 850 hours for a standard incandescent light bulb (Portland General Electric Company).

Mechanical Systems/HVAC

The installation of state-of-the-art, energy conserving boilers, heating and air conditioning units and other mechanical equipment can improve operating efficiency and increase productivity. Retrofitting outdated systems with new equipment not only saves energy dollars, but reduces repair and maintenance expense. The impact of environmental improvements such as improved air quality and increased comfort levels can make a noticeable positive impact on resident and employee satisfaction.

Water and Sewer Conservation

The goal of an effective water conservation project is to reduce usage and maintain or improve the water quality and fixture performance. The installation of low use, optimum performance fixtures is the key to an effective water conservation program.

For example, the retrofit of a low-flush toilet can reduce water usage by more than 750,000 gallons annually in the average 120 bed nursing home. This reduction in usage has a significant impact on water/sewer costs. Depending on the local water/sewer rates, the annual savings can be as much as $5,000 per year with equipment life expectancy of 15 to 20 years.

MicroTurbines

The   MicroTurbine  was  developed  to  produce   electricity   efficiently  and
cost-effectively by using natural gas. At the same time, the MicroTurbine emits very low levels of pollutants and remains substantially maintenance-free.

Additionally, the MicroTurbine can virtually eliminate down time costs related to power outages. Not only does the MicroTurbine produce electricity, but it also produces usable exhaust heat. This exhaust can be used directly without any cleansing needed, therefore displacing a large percentage of the existing hot water boiler load. This potentially saves a facility thousands of dollars per month. An engineering study performed in a 240 bed nursing home in North Jersey showed that microturbines would generate approximately $15,000 per year in savings. This study was performed by PP&L Spectrum, an energy services division of PPL, a Pennsylvania electric utility Company.

Energy Supply

NES will provide competitively priced electricity and natural gas supply to its customers. Strategic alliances will be formed with regional and national energy supply sources. The driving force in the selection of a supply partner will be their commitment to competitive pricing and quality service. In November 2002, NES entered into a Confidentiality Agreement with Tiger Natural Gas, Inc. for the purpose of initiating discussions regarding provision of natural gas directly to the Company's customers.

Future Products and Services

Strategic Alliance with PP&L Spectrum, Inc.

NESC has formed a strategic alliance with PPL to market energy-related products and services to commercial and industrial customers. It delivers products and services to customers through its principal subsidiaries including:

PP&L, Inc. delivers electricity to 1.3 million customers in Pennsylvania, owns and operates generating facilities at seven sites in Pennsylvania; is among the largest generation-owning wholesale energy marketing organizations in the United States; and, through its subsidiary, PP&L EnergyPlus Co., is one of the leading marketers of retail energy in Pennsylvania.

PP&L Global, Inc. with headquarters in Fairfax, Virginia, has substantial or majority ownership interests in companies that deliver electricity to more than 2 million customers in the United Kingdom, Chile and El Salvador. It also has operations or investments in Argentina, Bolivia, Brazil, Peru, Spain and Portugal and is in the process of developing or acquiring power plants in Maine, Connecticut, Arizona and Pennsylvania.

Penn Fuel Gas, Inc. provides natural gas delivery service to 100,000 customers in Pennsylvania and Maryland and sells propane throughout Pennsylvania.

In this alliance, PPL provides critical support to NES in several ways:

Funding Source - PP&L Spectrum serves as a funding source providing financing for the equipment upgrades including lighting, HVAC, OLSS systems and water conservation measures.

Engineering - PP&L provides system analysis, design and engineering for potential HVAC, Mechanical and Microturbine projects.

NESNJ receives 5% of the gross project cost as a sales commission on all projects specified and managed by PPL which are referred by the Company or NESNJ.

Strategic Alliance with Charter Management Inc.

In October 2002, the Company received a letter from Charter Management LLC, a lending institution ("Charter"), purporting to be a term sheet relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility on which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed by the Company. The Company shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith.

NURSING HOME ENERGY MARKET

There are currently over 17,000 nursing homes currently operating nationally. Out of the 17,000 nursing homes currently operating in the continental US, approximately 10,000 of them are in the high cost energy regions of the East and West coasts with espectially large concentrations in Florida.

The following factors should be considered:

Nursing homes are under intense fiscal and regulatory pressures. Nursing homes have very few areas to conserve cash without compromising care. Utility costs are among the top five highest line items in the operating budget. Nursing homes desperately need to find cash savings in their operating budget. Most nursing homes are operating outdated HVAC and lighting systems. The customer is well-defined and easy to reach. Most long term care facilities are alike in construction, design and energy consumption. Data about nursing home energy consumption is quickly and efficiently obtained. The Medicaid utilities reimbursement structure assures a facility's ability to pay.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Relationships are the cornerstone of the Company's marketing philosophy. The process of building and maintaining intimate working relationships requires a commitment at all levels of the organization. The Company's marketing program includes:

Market Research
Feasibility Studies
Public and Industry Relations
Promotion
Advertising
Direct Response
Sales Support
Customer Service
Employee Relations
Training and Education

NES believes that to successfully meet challenges, marketing relationships must be built at several levels:

NESC Team
Energy Market
Long Term Care Market
Customers

NESC Team

It is paramount that every NES associate, from administrative to installer, business development to CFO, marketing to receptionist understands the Relationship Marketing philosophy. Because of the complexity of the product and the market, NES also works very hard to ensure that every person in the Company has a working knowledge of the product and the process. Building solid working relationships with our employees is important to our success.

Energy Market

If the energy supply prices are too low, NES cannot offer potential customers the most effective benefit; No Out of Pocket Cost. Sales volume is directly related to NES's ability to fund its products and services through energy savings.

Low energy supply prices also reduce the business consumer's need to address their utility costs and energy usage patterns dramatically. If the need to conserve dollars through conserving energy does not exist, the NES Gatekeeper Program is not viable. Building a relationship with the Energy Market means:

Researching Energy Suppliers

Researching Energy Rebates and Special Programs Researching ESCO's (Energy Services Companies) Gaining an Understanding of the Energy Trends Monitoring Trends and Suppliers

Long Term Care Market

The only way to stay on top of the constantly changing health care marketplace is to build relationships with individuals inside the industry. This is particularly true in Long Term Care. The feasibility of an area is determined by:

Number and Size of LTC Facilities
Age of Facilities
Cost of Energy
Existing Energy Reimbursement Programs
Profile of Ownership (Corporate or Individuals) Regulatory Controls Related to Hot Water Laundering

NESNJ begins the relationship building process immediately by contacting the following:

Existing Contacts
Referrals
Corporate Owners
LTC Trade and Professional Associations
State Regulators re: Laundering Regulations

NESNJ has spent years developing relationships in the Nursing Home industry. In a relationship driven organization, these people are the key to success.

Customers

Building a good relationship with our customers is an important part of the Relationship Marketing program. NES begins building relationships with long term care owners and operators at the very beginning of the marketing process so it can build off of good recommendations and referrals.

By asking for their help in understanding the long term care market, NES opens the lines of communication that will continue throughout the business relationship. Often times our contacts have made personal introductions that advances the process and business friendships are made very quickly. By the time NES is positioned to begin selling to these individuals and their facilities, solid acquaintances are already in place reducing closing time and building sales volume in a timely fashion.

The sales process is never complete. It is an integral part of our growth philosophy to provide additional products and services to our customers. Ensuring customer satisfaction and keeping our customers informed is critical.

NES has invested substantial capital in a detailed computerized contact management software program called Goldmine. All NES employees are trained in the use of Goldmine. This networked software program allows all NES employee's to view the history of existing service records for all customer's and provide additional service as needed.

SALES

The customer often must be educated before a need is even recognized. The education occurs on several levels:

Energy Cost and Usage Awareness
Conservation Options
Benefits of Employing Conservation Methods Financial
Quality of Life
Aesthetic
NES Line of Products & Services
Benefits of Selecting NES

The complexity and length of the sales process presents a special challenge to even the most savvy marketing/sales professional. However, the Company firmly believes that if it can prove to a potential client that it will save money with no out-of-pocket expense, while maintaining or improving its current level of care, it can sell the Company's products and services successfully.

Inadequate reimbursement and challenging fiscal situations in many nursing homes are driving owner/operators to seek creative ways to bring extra cash to the bottom line. Energy Conservation Measures that are financed are a way to reduce current expenses and improve the bottom line.

Sales Goals

Identify the Decision Maker
Present Financial Benefits of NES Products and Services
Identify Specific Savings for Facility
Identity Products to Achieve those Savings Close Customer

A brief outline of the methodology used to accomplish the above sales goals is:

Identify the Decision Maker

Many times our relationships with owner/operators and other influential individuals in the industry help us identify the appropriate person within the organization. Our contacts will often make an introductory call, saving the Company valuable research manpower.

If not, the administrative support staff will contact facilities and organization via phone to get the needed information. During this phone call, NES will also verify the names of the key staff and the locations of sister facilities and/or the corporate offices.

Present the Financial Benefits of NES Products and Services

NES has developed a proven method of making the appropriate people aware of our products and services.

Introduction Letter
Follow-up Phone Call
Set Appointment
Follow-up Letter and/or Fax
Make Presentation to Decision Maker
Identify Specific Savings for the Facility

During the presentation, information is gathered as part of the qualifying process. It is critical to the success of the sale to determine if the facility's situation will generate the energy savings to create a positive cash flow for the customer. Positive cash flow is the difference between the monthly energy savings (dollars) generated by the installed Energy Conservation Measures and the monthly financing costs to fund the project. If the savings are greater than the financing cost then the project is considered financial positive. The NES marketing representative will gather:

Monthly Utility Costs and Usage Patterns Systems Data
Laundry
Lighting
HVAC/Mechanical
Water/Sewer

With this information, the sales representative can quickly determine the project feasibility.

Identify Products to Achieve the Savings

The marketing representative can determine which products and services would help the facility achieve their financial goals. NES gains approval to perform surveys in the appropriate areas (lighting, HVAC, laundry, water & sewer).

Years of experience in the energy services industry, electrical contracting business and our extensive knowledge of long term care operations all contribute to our exceptional survey abilities. The qualitative and quantitative information gathered during the survey process allows NESNJ to accurately project the savings for each facility and specify the correct products and services needed to actualize these savings.

A follow-up appointment is made to present the survey results and the financial arrangement available for the products needed. At this time the savings analysis reports detailing exactly how and where dollars will be saved and how the project can be funded.

Close Customer

Contract is presented and negotiated. Credit application is completed and approximate start date agreed upon.

This is only the beginning of the Relationship Marketing process. As NES moves into the purchasing and installation phase, the focus of the NES relationship with the client expands to include the installation and project management teams.

PURCHASING & INSTALLATION

PURCHASING

John Grillo, founder of NES, has developed solid relationships with major suppliers of industrial lighting, mechanical equipment and other energy conservation products. His extensive knowledge of the electrical contracting industry enables NES to offer state of the art products and services.

The needs of the health care industry are unique. Specifications for HVAC, lighting, water quality and laundry equipment are very specific. It is the responsibility of NES to find supplies and equipment that meet and/or surpass the Long Term Care regulatory guidelines. Guidelines vary from state to state, from the laundry process, the lighting levels or air quality and temperature, each state has developed its own set of standards and policies regarding these issues. Typically the State Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. It is critical for NES to become familiar with each state's regulations and policies regarding each energy conservation measure ("ECM") it installs before it starts to market and install the particular ECM in any given state. NES's standard contract policy is to replace or improve the existing conditions (ie. light levels, air temperature) while reducing energy costs.) Many times it is incumbent upon NES to provide education regarding these restrictions to our suppliers.

NES has preferred vendor or distributor status with several suppliers. This means that NES enjoys the following:

Preferred Pricing
Quantity Discounts
Timely Delivery
Quality Products
Exceptional Warranties
Superior Customer Service
Product Exclusivity
Manufacture Sponsored Training
Superior Customer Service

NES has developed a system of checks and balances to ensure that the customer has a complete and total understanding of what is being ordered. At this point in the transaction every effort is made to clarify, down to the last detail, the expectations of the customer the ability of NES to meet those expectations. Before the final order is placed the following procedure is followed:

Survey is Checked and Rechecked with Customer Final Walk Through with Customer to Finalize Equipment Purchasing List Final Review of Equipment to be Purchased Confirmation of Purchasing List with Customer Customer Sign's Off on Equipment Purchase

NES is dedicated to maintaining quality relationships with our suppliers and makes a concentrated effort to expand our sphere of influence among the manufacturers. This allows NES to customize our product line and select the materials that best fill the needs of our customers.

INSTALLATION

The installation of NES products is the most delicate part of the entire process and can place enormous strain on a customer relationship. At this time, NES makes every effort to expand our contact with the facility to include all of those staff members whose daily tasks will be effected by the installation of new equipment.

The nursing home presents exceptionally complicated installation problems. Unlike most commercial installations, this is an environment in which people are living, sleeping, eating and under direct medical care. NES is dedicated to making the installation as hassle free as possible. This takes a great deal of planning and communication. The traditional installation proceeds as follows:

Meet with Department Heads Re: Installation Schedule Complete Action Plan for Any Disruptions of Power, etc. Explain in Detail Customer Responsibilities Explain in Detail NES Responsibilities Customer Sign off on Installation Plan and Schedule Send Follow-up Letter with Schedule to Dept. Heads Notify Wings, Floors, Nurses Stations of Schedule Make Modifications in Schedule to Avoid Major Disruptions Installation Completed First Walk Through with NES & Contractor Punch List Completed Second Walk Through with NES & Contractor Punch List Completed Walk Through with Customer, NES, & Contractor Punch List Completed Final Walk Through with Customer, NES, & Contractor Obtain Customer Sign Off of Satisfactory Completion Obtain Certificate of Completion

Contractor Selection

The selection of the right contractor is critical to the successful installation. The Company has strict contractor criteria. The selected firm must have a total understanding of what is required to work in the health care environment and be willing to complete the Contractor Compliance paperwork.

CUSTOMER SERVICE

Building a solid working relationship with our customers is paramount to the success of the Company. The ability to create an atmosphere of trust in which candid, constructive communication flows throughout the entire relationship is critical. The quantity and quality of communication in the NES customer relationship is imperative because of the:

Complexity of the Energy Services Industry Lack of Consumer Understanding Regarding Energy Issues Consumer Reluctance to Embrace Conservation Measures Lack of Consumer Knowledge Regarding Energy Costs & Usage Patterns Complexity of the National Energy Products and Services Length of the Sales Cycle Opportunity to Sell Additional Goods and Services Later in the Relationship Importance of Referrals to NES's Marketing Success

Customer service begins at the initial contact and continues throughout the relationship. The following items are included in the Customer Service Program:

Correspondence:
Thank you for the appointment
It was a pleasure meeting with you
Thank you for the reference
Thank you for the referral
Thank you for your cooperation during installation

Questionnaires:
During Installation
Post Installation
90 Days Post Installation
Every 6 Months
Holiday Cards
Holiday Gifts

Also included in the Customer Service process are site visits. The NES Customer Service policy calls for a site visit once a year and monthly phone calls to check on operations and customer satisfaction. These visits can be made by any of the NES team. Using the Goldmine Contact Management System, NES carefully tracks the specifics of our customer relations effort. (ie: date, time of visit, who made the visit, note of any comments, action taken, etc.)

Customer Service Training

The success of the Relationship Marketing philosophy is directly related to the ability of NES to maintain quality relationships and provide the ultimate service to those clients and potential customers.

Every NES team member receives extensive training in the use of the Goldmine tracking system. This ensures a communication flow that allows anyone in the organization access to the latest information about a project, lead, problem, etc. Inquiries are answered quickly and courteously. From partner to administrative staff from payroll clerk to receptionist customer service is everyone's job.

Customer Service Training extends to the on-site contractors. NES believes that installers and service technicians represent NES and must be committed to delivering the highest quality of service.

Systems Design and Engineering

NES has diligently worked to develop systems and services that fill the unique needs of the long term care industry. The ability to assess savings potential quickly, project usage, design a system and purchase to meet stringent speculation is a very marketable asset.

Our Lighting Analysis Software was designed using Microsoft Access to allow for efficient and accurate estimates of usage and to identify equipment needs. For example, at many nursing homes resident rooms are of the same floor plan or room design. In the average 120 bed nursing home, there are between 50 and 65 resident rooms. Since many of these rooms have the same lighting layout, it is a considerable time savings for us to not survey each individual room. Additionally, we have developed software that allows us to set up a "model room" and then duplicate that room simply by keying in the room numbers of the remaining rooms and copying the rest of the information such as the type of light fixtures, amount of light fixtures and burn hours from the "model room," thus saving the data entry of each individual room.

Upgrade pricing and design is implemented with the unique fixture key entry system which makes the program flexible and easy to use.

There are several factors that have contributed to NES's design and engineering abilities:

Most long term care facilities were constructed about the same time and are alike in design, size and materials, hence the energy consumption and equipment is often similar.

NES understands the nuances of the day to day operations of a nursing home.

NES understands the regulatory and financial issues of long term care facilities. All Medicaid facilities receive some level of reimbursement for their Medicaid residents. Each state varies its reimbursement structure quite differently. Because NES receives a large part of the project costs through the savings, which is reflected on the energy bill, it is important to understand how the reimbursement works for billing purposes.

NES has relationships with nursing home owner/operators which have enabled the Company to conduct research and development including trial installations on innovative products and services.

NES has the ability to efficiently collect and analyze utility data.

NES has relationships with manufacturers and suppliers which expedite the development of a unique product and/or equipment modifications necessary to fill the unique market needs.

Aggregated Services Potential

The financial impact of the Aggregated Services Potential is only now becoming a reality for NES and its energy partners. Many companies seek residual revenue from the initial sale. NES has found a market niche that not only has a residual value from the initial sale (long term energy supply and financing contracts), but has a potential for multiple sales to a single client. NES is constantly searching for innovative equipment and/or services that can be integrated into the existing product line. During the length of the 5 year Gatekeeper contracts, NES is in constant contact with our customers building credibility. This ensures NES's ability to sell of additional goods and services to satisfied customers.

Financial Control

The financial controls inherent in the NES programs are a significant business asset. The strong working relationship with the primary energy partners, PPL and Charter Management, have secured NES's ability to control the income stream from installation throughout the residual phase.

The Energy Gatekeeper Program is a combined service and equipment financing contract where a healthcare facility has all of its energy services provided by NES. The program finances all energy-efficient equipment over a sixty-month amortization schedule. The customer can obtain new energy-efficient lighting, an ozone laundry support system, HVAC systems and other energy- efficient capital improvements. There are no out of pocket costs to NES's client since the capital costs for the project are provided by either Charter Management or PPL. The savings generated by the energy-efficient measures are used to pay for the capital costs. All equipment is amortized over a sixty-month period.

Because NES controls the supply of power to all customers, both contractually and through a limited power of attorney in the "Customer Agreement for Energy Services", which is executed before work commences, there is far greater assurance that the third party lender will be paid than is found in standard financing arrangements; to date this program has experienced zero defaults. The control of energy is provided to NESC through the following material terms of the "Customer Agreement for Energy Services", excerpts from the "Customer Agreement for Energy Services" detailing this control, page 2:

       "b. Energy Gatekeeper. The services of an Energy Gatekeeper to provide for a period of five (5) years, energy, utility and other services to the customer ("the "Energy Gatekeeper Program") including, but not necessarily limited to:

            i. Auditing of the Customer's energy needs and the negotiating on behalf of the Customer for the transportation and/or supply of electric power and, if applicable, natural gas, propane, water, and other services (collectively referred to as "utilities") at a competitive price (when compared to similarly situated users of utilities in customer's geographic area, taking into account all variables reasonably necessary to determine pricing), and with a level of service at or above the level of service received from the
       Customer's current supplier. At the customer's request, the Contractors will solicit offers for utility supply on the Customer's behalf to demonstrate that the Customer is receiving a competitive price. The price shall be considered competitive if it is no more than the average of at least three offers;

            ii. Utility Bill Management, Submission of consolidated utility bills to customer and, upon receipt of payment from the Customer, processing payment to the various supplier."

  Additional material terms to control the supply of energy from the "Customer Agreement for Energy Services", page 5:

  6.   Responsibilities of Customer.

            a. Cooperation With the Energy Gatekeeper. The Customer will fully cooperate with the Energy Manager in the implementation of the Energy Gatekeeper Program by providing all necessary information and records regarding utility services, and as requested, will provide a reasonable access to the facility for on site auditing and monitoring as well as for the installation of remote monitoring equipment. The Customer will provide and make available for any remote monitoring equipment, a dedicated telephone line or access to a fax-modem line at the expense of NESC.

            b. Notice to Utilities. Customer will cooperate with NESC/PPL in providing appropriate documentation to those Utilities as may from time to time be designated by NESC/PPL to provide service to the facility, including changes of billing addresses as may be designated by NESC/PPL.

            c. Payment. The Customer will reimburse NESC/PPL for the total cost of all utility expenses and service charges, which includes the cost of any and all ECM's performed pursuant to this Agreement, on a monthly basis within fifteen (15) days or less of the Customer's receipt of the Energy Gatekeeper's consolidated utility invoice in compliance with the terms offered by the utility. All late fees or interest charges resulting from the Customer's failure to provide timely payment to NESC/PPL will be the responsibility of the Customer."

Instead of the traditional collection methods used for loan repayment such as coupons or monthly statements, the principle and interest payments of the equipment financing is added into the monthly utility bill that the customer receives. Facilities are preprogrammed to paying their energy bills to "keep the lights on". For financing providers this produces a greater level of asset repayment protection. Traditionally a facility would receive an energy bill from the provider of that service and submit payment directly to that provider. Under the Energy Gatekeeper Program, NES becomes the energy manager and receives the facility's energy bills directly from the energy suppliers and transporters. Upon receiving the energy bills for a facility, NES consolidates all of the facility's energy bills (combining the natural gas, electricity, water and sewer bills into one invoice). Additionally, the monthly project financing costs (P&I) are added into the consolidated invoice. This makes for a "seamless" bill that includes the costs of conventional utilities, as well as the amortized costs (P&I) of the energy-saving equipment. After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to NESC. Upon receipt of payment for the consolidated energy invoice, NESC forwards payment to the individual energy suppliers for the actual cost of energy and makes the P&I payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. For example, the financing charges for an energy-efficient lighting upgrade would be added into the electric portion of a consolidated invoice because the upgrade reduced the corresponding electricity usage.

This advantage adds one more level of control to the NES process. NES already controls the operations and management of the project equipment and energy supply.

NESC also receives 5% of the gross project cost as sales commission on all projects specified and managed by PPL.

Operations and Management Control

NES has the ability to control the operation and management of its products and services. The integration of energy supply, equipment procurement and installation, and equipment maintenance allows NES to stay involved from design and development through the life of the product and /or service.

This control over operations and management ensures consistency and quality of service.

The Power of Negotiated Pricing

NES is able to maintain a profit margin of between 30 to 100% because of the nature of the energy services contract. Energy conservation services contracts are typically negotiated, not bid because each facility has different needs and requirements which need to be determined through an energy study prior to the preparation of a proposal. The fluid nature of energy prices and the extended period of the agreement also contribute to the need to work with a customer to determine the best energy conservation strategy for their facility.

Customers generally do not shop this type of proposal because in most cases the energy savings funds the project, so the owner has no cash outlay. Because we provide this type of special project financing, specifically tailored to the long-term care community, the customer more often than not finds little reason to look elsewhere.

The last factor, which leads to negotiation in place of shopping, is the lack of competition. While it is true that there are many companies supplying energy and numerous companies providing energy management services, very few have combined the entire package with the right financing to compete with the Company's Energy Gatekeeper Program.

The Power of Data Collection

As energy deregulation becomes increasing widespread, the value of an exclusive 5-year energy agreement increases. As we execute more contracts, two things are being developed; a large aggregated load profile and the accompanying energy utilization data. Energy prices are and always will be a function of volume.

With each contract, the amount of energy units purchased through NES increases. As the volume increases, NES will have greater purchasing power with generators of electricity and producers of natural gas. As with any commodity, the more units purchased the better the pricing. As NES achieves better pricing, it allows NES to increase its profit margin while remaining competitive and providing the client with better energy pricing. NES can also profit from the compilation of energy utilization data because the more energy use history NES stores and analyzes for each client, the better the opportunity NES has of understanding which particular existing or emerging energy conservation technologies will benefit the client and can be sold by NES to the client. The better NES understands the energy use profile of a client, the better it can market and profit from the various energy conservations available.

Competition

The principal markets in which the Company competes are competitive and fragmented, with competitors supplying energy, providing energy management services or financing but few providing a total package deal with no out of pocket cost to the facility. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive capabilities far greater than those of the Company.

Although   all  future   employees   are   expected   to  be  required  to  sign
confidentiality agreements, there is no guarantee either that trade secrets won't be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company's competitiveness.

There are a few competitors that NES faces in several of the different product lines that NES offers. However, we have never faced a company or group who has a program that is similar or competitive with the "Energy Gatekeeper Program". The Energy Gatekeeper Program offers the analysis design and installation of energy conservation measures, energy management services and a unique financing package tailored for the nursing home industry, more specifically the various State Medicaid reimbursement systems.

Competitors for the Ozone Laundry Support System are:

Envirocleanse Systems, Inc.
Ponte Vedra, Fla
Mooresville, NC
6 years in Business
Less than 0.5% of nursing home market

Laundrox Laundry Systems Concord, NC Less than 1 year in business No share of business currently

Daniels Equipment Company, Inc.
Auburn, NH
20 plus years in business
less than 0.5% of the nursing home market

Competitors for the Lighting Upgrades and Mechanical Upgrades are:

Can-Am Energy Systems
Lake Park, FL
6 - 7 years in business
1 percent of nursing home market

ES Performance Lighting
Tuscan, AZ
5 years in business
3 percent of nursing home market

On a local level an occasional small in-house electrician or HVAC contractor.

Sources and Availability of Raw Materials

The Company obtains all its products from numerous sources. It uses little or no raw materials. The Company generally does not have contracts with any entities or persons committing to buy/sell certain quantities of product. Therefore, there can be no assurance that suppliers will provide the products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company. The majority of the raw materials use by the major manufactures such as General Electric, Phillips and Sylvania Lighting for the manufacturing of lamps and electronic ballasts are as follows: sand, high boron borosilicate, iron, mica, aluminum, soda lime, magnesia, silica glass, borosilicate glass, lead-barium, petroleum, carbon, copper, lead, mercury, silicon, tungsten, nickel rubber and rare earth phosphorus. These products are used to produce the electronics, wiring, coils, circuit boards, transformers and casing of the ballast. Additionally, the manufacturing of the lamps includes the glass tubes, filaments and end caps and bases. The manufacture of the ozone laundry support system uses sand, iron, borosilicate glass, lead-barium, aluminum, petroleum, copper, lead, silicon, mica, soda lime, magnesia, silica glass, carbon, nickel, and mercury. These products are used to make the case, controls, wiring, ozone generator, tubing, circuit boards and hardware.

Research and Development

The Company spends no considerable amount on research and development efforts, as the products installed by the Company are manufactured by others. However, there can be no guarantee that the manufacturer does not pass the cost of its research and development efforts down to the Company who purchases its products. This may result in higher product prices beyond the Company's control. In turn, this may lead to unfavorable negotiation of contracts for installation by the Company.

Patents, Copyrights and Trademarks

The Company relies upon common law patent, trademark and copyright protection for its proprietary Lighting Analysis Software.

Governmental Regulation

General

Most of the states in which we currently operate have adopted laws to regulate expansion of skilled nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need. Many states have established similar certificate of need processes to regulate the expansion of assisted living facilities.

Many states in which we operate have implemented moratoria on the granting of licenses for any additional skilled nursing facility beds. In these states we may only expand our operations by targeting existing facilities, which are by definition limited in number. We cannot guarantee that we will be able to find acceptable targets in these states and, as a result, we may not be able to expand operations in these states, possibly resulting in areas of low concentration of business in certain areas and therefore possibly higher costs resulting from a lack of economy of scale.

The provision of institutional care through nursing facilities is subject to regulation by various federal, state and local governmental authorities in the United States. It is possible, that the Company's products and services to institutional care facilities could be affected by this regulation. There can be no assurance that such authorities will not impose additional restrictions on the Company's activities that might adversely affect the Company's business.

Nursing facilities, assisted living facilities and other healthcare businesses, including institutional pharmacy operations, are subject to annual licensure and other regulatory requirements of state and local authorities. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and the regulations thereunder. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of relicensure and nursing facilities for purposes of recertification under Medicare and Medicaid.

In 1987, the United States Congress passed the Omnibus Budget Reconciliation Act which included extensive revisions to the Medicare and Medicaid statutory requirements for nursing facilities. These provisions prescribe an outcome-oriented approach to the provision of services and require that each resident receive the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being in accordance with the resident's individualized assessment and plan of care. The rules also established requirements for survey, certification and enforcement procedures. The Health Care Financing Administration of the Department of Health and Human Services ("HCFA") promulgated regulations, effective July 1, 1995, to implement the survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from directed plans of correction, directed in-service training and state monitoring for minor deficiencies; denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not constitute immediate jeopardy to resident health and safety; and appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that constitute immediate jeopardy to resident health or safety. The regulations allow state survey agencies to identify alternative remedies that must be approved by HCFA prior to implementation. From time to time as a supplier of products and services to nursing facilities, the Company may receive notices from facilities relating to alleged deficiencies for failure to comply with all components of the regulations. While the Company does not always agree with the positions taken by the facilities, the Company reviews such notices and takes corrective action when appropriate. Due to the fact that the new regulatory process provides the facility with limited appeal rights, many alleged deficiencies are not challenged even if the Company is not in agreement with the allegation.

The July 1995 regulation mandates that facilities which are not in substantial compliance and do not correct deficiencies within a certain time frame must be terminated from the Medicare and/or Medicaid programs. Generally, the facility has no more than six months from deficiency identification to correct the deficiency, but shorter time frames apply when immediate jeopardy to the health or safety of the residents is alleged by the survey agency. While the Company endeavors to comply with all applicable regulatory requirements, certain of the facilities to which the Company provides its products and services may be subject to various sanctions and penalties as a result of deficiencies alleged by HCFA or state survey agencies. There can be no assurance that the clients of the Company will not be subject to such sanctions and penalties in the future and that this will not adversely affect the Company's business.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act, which make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a person for any item or service or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item paid by federal health care programs. The Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

Laundry

The laundry process is regulated by state guidelines. Typically, the State Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. Because these are state guidelines, the regulations vary from state to state. NES endeavors to become familiar with each state's regulations regarding the laundry process before it starts to market and install the Ozone Laundry Support System (OLSS) in that particular state. The majority of states that NES operates, site specific guidelines for laundry that is processed in an on-site laundry.

Typical regulations include guidelines covering issues such as: separate holding areas for soiled and clean linen, linen cart storage, having enough clean linen on hand to adequately service the facility, adequate soiled and clean linen storage, an area for folding, mending and ironing the clean linen, proper storage for supplies, a deep sink for soaking and a separate hand washing sink. Polices, procedures and proper protocol to reduce bacteria in linens and to protect the staff and residents from infection are required to be written and implemented by the facility.

The procedures and policy section is what most effects the installation of the OLSS. Since these procedures and policies are left to the individual facility to develop it is common practice to follow the "manufactures specifications" when it comes to disinfection. Because standard laundering procedures use chlorine bleach to disinfect the linen the "manufactures specifications" is to use 160 degree water because that is the water temperature in which chlorine bleach is most effective. While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations; Maryland and Massachusetts.

To overcome the minimum wash water temperature requirements NES has had to present Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect. The Company has been successful in this endeavor and has received waivers from both states to install the OLSS.

Cost and Effects of Compliance with Environmental Laws

The  Company   believes  that  it  is  in  full  compliance  with  all  relevant environmental laws. NES has adopted the practice of full recycling and the disposal of all lighting ballast and fluorescent lamps removed from a facility during a lighting upgrade project. The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl's (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. NES uses federal and state licensed and fully insured recycling facilities and hazardous waste disposers. This practice in some instances exceeds the minimum disposal requirements, but it is management's view that this practice will provide NES's clients, shareholders and officers the greatest protection from any Super Fund or toxic waste liability issues.

Our practices are in full compliance with the federal Toxic Substance Control Act ("TSCA"). TSCA is an EPA law which regulates PCB's disposal. Under 40 CFR
Section 761.65, the TSCA sets extreme standards for the disposal of PCB's. Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 ("CERCLA"), which is also known as the Superfund law. Under this law any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties.

NES is also in fully compliant with the Resource Conservation and Recovery Act ("RCRA"). RCRA requires generators of lamps to test a sample of mercury containing lamps to determine if they should be treated as hazardous waste. Lamps must be managed as hazardous waste if the mercury concentration exceeds
0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous. NES treats all lamps as hazardous and properly disposes and recycles them to avoid any potential toxic waste liabilities.

NES is fully compliant with the Department of Transportation requirements of classifying all ballasts and lamps as hazardous material and using a "class 9" label during transportation.

Employees and Consultants

As of October 31, 2002, the Company employed eleven (11) full time and one (1) part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent.

The Company believes that its success depends to a significant extent on the management and other skills of John Grillo, its Chairman and President, as well as its ability to attract other skilled personnel. The loss or unavailability of the services of Mr. Grillo could have a material adverse effect on the Company. The Company is the primary beneficiary of a $650,000 life insurance policy on John Grillo.

Item 2. Description of Property

In May 2001, NESNJ entered into a contract with Howard R. Bensel, Jr. to lease the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey 08234. The property consists of approximately 1,850 square feet of finished office space. The term of the agreement is for a period of two years. The Company pays rent in the amount of $1,798 per month.

In December 2001, NESNJ entered into a contract with George E. Michael to lease a portion of the premises located at 328 South Main Street, New Hope, PA 18938 beginning January 1, 2002. The property is used by the Company as office space. The term of the agreement is for a period of one year. The Company pays rent in the amount of $1,000 per month.

Item 3. Legal Proceedings

No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2002 fiscal year ended October 31, 2002, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The application to the NASD will be made during the Commission comment period for its Form 10-SB or immediately thereafter. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

If and when the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.
Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule

3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of October 31, 2002, there were one hundred (100) holders of record of the Company's common stock.

As of October 31, 2002, the Company had 12,594,260 shares of its common stock issued and outstanding. Of this total, 10,994,260 were restricted pursuant to the terms of Rule 144 ("Rule 144") of the Act, 1,600,000 are free-trading and 7,745,960 shares which are restricted have been held for a period of one (1) year or more.

Dividend Policy

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

The Company's growth is expected to come from its ability to continue to finance energy conservation projects and the growing need for the operators of existing nursing homes to reduce their operating expenses. The ability to finance energy conservation projects has been increased with the addition of Charter Management and the continuing relationship with PPL as funding sources.

On October 29, 2001, the Company acquired NESNJ. By acquiring NESNJ, the Company expanded NESNJ's existing comprehensive, cost-driven energy-management system and further exploited the PPL relationship. Operations (including utility income) produced revenues of $2,285,026 for the year ended October 31, 2002.

Since acquiring NESNJ, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended October 31, 2002 and For the Ten Months Ended October 31, 2001

The Company generates sales by financing energy conservation projects to reduce gas and electric costs to nursing homes and assisted living facilities in the United States. The estimated pricing and gross profit that the Company earns varies by each type of job completed, with ozone projects having a higher gross profit than lighting upgrade projects.

During the period of comparison, lighting projects completed exceeded ozone projects completed; therefore, the Company's gross profit was reduced accordingly. Also, the Company added a field surveyor to its staff, which increased the cost of sales via salary, fringe benefits, travel and related expenses.

In attempting to obtain business, the Company will send field surveyors to interested facilities to determine the potential energy savings so that a cost proposal can be prepared and presented to the facility. During the course of the year, many proposals are made, but there is no guarantee that the Company will be able to perform the job at the facility because of several reasons. The credit rating of the facility and financial statements may not be minimally sufficient per the funding source (PPL & Charter Management). In this situation, the Company has incurred unrecoverable costs that won't be absorbed and then become part of the manufacturing overhead, which will reduce the gross profit of the Company.

Audited Results of Operations have been prepared by the Company's independent auditor for the year ended October 31, 2002 and for the ten months ended October 31, 2001 as a result of the change of the Company's fiscal year to October 31.

Revenues

Total Revenues (including utility income) for October 31, 2002 and 2001 were $2,285,026 and $2,120,526.

The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books.

Cost of Sales

Cost of sales for October 31, 2002 and 2001 were $1,611,507 and $1,024,418.

Operating Expenses

Selling expenses for the October 31, 2002 and 2001 were $501,136 and $425,101. General and administrative expenses were $785,329 and $524,876 for total operating expenses of $1,286,465 and $949,977.

The reason for the significant increase in expenses was that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Net Income/Loss

Net income for October 31, 2002 and 2001 was ($612,946) and $124,751.

Assets and Liabilities

Assets were  $6,136,950  and  $4,607,659  as of October 31, 2002 and 2001. As of
October 31, 2002, assets consisted primarily of accounts receivable with a value of $2,113,115 and notes receivable in the amount of $2,881,409.

Total current liabilities as of October 31, 2002 were $3,727,700 as compared to $2,244,735 as of October 31, 2001. Long-term debt, less current portion was $2,886,054 and $2,346,924.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At October 31, 2002 and 2001 the Company had cash and cash equivalents of $20,978 and $3,710.

The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company must complete the job, pay for all costs incurred, and obtain a completion certificate before submitting an invoice for reimbursement to the two main fund sources before it is able to collect its revenue. These steps represent approximately a 30 day delay before receipt of the funds.

At the present time, the Company has minimal liquidity and working capital is severely strained as the company has fully utilized its credit lines. There an not be any assurance that the Company's financial condition will improve significantly unless the Company successfully completes more jobs consistently on a monthly basis, which will enable the Company to generate additional cash flow, thereby reducing currently liabilities.

The Company will also continue to try and attract additional capital through private sales of securities, but has no commitments for sales of securities at this time.

During the course of the year with increased business, accounts receivable have increased and correspondingly accounts payable have increased.

The Company plans to finance its future operations through the sale of its products and services. In the event the Company is unable to fund operations from revenues alone, the Company may raise additional capital through private and/or public sales of securities in the future but has no commitments at this time which are contingent upon the occurrence of some future event.

No trends have been identified which would in a material increase or decrease in the Company's results of operations or liquidity.

The company has short term liquidity problems which are being addressed by revising internal procedures for faster job approvals to hasten the process and fund the projects faster. The company is also contacting local banks to obtain additional short term financing via an extended credit line, but no commitments have been made to date.

For long term liquidity, the Company will need additional investors to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Forward-Looking Statements

This Form 10-KSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

The Company's financial statements have been examined to the extent indicated in their reports by Maillie, Falconiero & Company, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                             ADDITIONAL INFORMATION

                         Year Ended October 31, 2002 and
                        Ten Months Ended October 31, 2001

TABLE OF CONTENTS

                                                                      Page No.

INDEPENDENT AUDITORS' REPORT..........................................    F-1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.......................................    F-2

    Consolidated Statements of Income.................................    F-3

    Consolidated Statements of Changes in Stockholders' Deficit.......    F-4

    Consolidated Statements of Cash Flows.............................    F-5

    Notes to Consolidated Financial Statements........................    F-7

MAILLIE, FALCONIERO & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS COUNSELORS

                          Independent Auditors' Report




To the Board of Directors and Stockholders
National Energy Services Company, Inc.
Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc. (a Nevada corporation) and Subsidiary (a New Jersey corporation) as of October 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' deficit and cash flows for the year and ten months then ended. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc. and Subsidiary as of October 31, 2002 and 2001, and the results of their operations and their cash flows for the year and ten months then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note A to the financial statements, the Companies' significant operating losses raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maillie, Falconiero & Company, LLP



December 16, 2002
                                                                             F-1

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
October 31, 2002 and 2001

                                                                     2002                        2001
                                                              ------------------        -----------------
ASSETS

CURRENT ASSETS
   Cash                                                      $           20,978        $            3,710
   Accounts receivable                                                2,113,115                 1,293,075
   Notes receivable                                                     778,102                   490,255

   Prepaid expenses                                                       1,750                         -
                                                              ------------------        -----------------

           TOTAL CURRENT ASSETS                                       2,913,945                 1,787,040
LONG-TERM DEBT, less current portion                                  2,886,054                 2,346,924

PROPERTY AND EQUIPMENT                                                   24,673                     1,350

OTHER ASSETS
   Notes receivable, related parties                                    316,923                         -
   Notes receivable                                                   2,881,409                 2,459,362
   Other                                                                      -                     1,000
                                                              ------------------        -----------------
                                                                      3,198,332                 2,460,362
                                                              ------------------        -----------------

                                                             $        6,136,950        $        4,248,752
                                                              ==================        =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Borrowings on line of credit                              $          178,571        $          200,000
   Bank overdrafts                                                            -                    44,547
   Current portion of long-term debt                                    978,305                   610,451
   Accounts payable                                                   2,445,800                 1,335,210
   Accrued expenses                                                     125,024                    54,527
                                                              ------------------        -----------------
           TOTAL CURRENT LIABILITIES                                  3,727,700                 2,244,735

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 20,000,000
    shares authorized, 12,594,260 shares (2002)
    and 11,700,000 shares (2001) issued and
    outstanding                                                           12,594                   11,700
   Additional paid-in capital                                            503,406                    4,300
   Accumulated deficit                                                  (992,804)                (358,907)
                                                              ------------------        -----------------
                                                                        (476,804)                (342,907)
                                                              ------------------        -----------------
                                                             $         6,136,950       $        4,248,752
                                                              ==================        =================


See accompanying notes.
                                                                             F-2

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Year Ended October 31, 2002 and Ten Months Ended 2001

                                                             2002                         2001
                                                      --------------------         --------------------
REVENUES
   Revenue                                           $          2,240,792         $          2,071,506
   Utility income                                                  44,234                       49,020
                                                      --------------------         --------------------

                                                                2,285,026                    2,120,526

COST OF SALES                                                   1,611,507                    1,024,418
                                                      --------------------         --------------------

           GROSS PROFIT                                           673,519                    1,096,108

OPERATING EXPENSES
   Selling                                                        501,136                      425,101
   General and administrative                                     785,329                      524,876
                                                      --------------------         --------------------
                                                                1,286,465                      949,977
                                                      --------------------         --------------------

           INCOME (LOSS) FROM
            OPERATIONS                                           (612,946)                     146,131

NONOPERATING EXPENSE
   Interest expense                                                20,951                       21,380
                                                      --------------------         --------------------

           NET INCOME (LOSS)                         $           (633,897)        $            124,751
                                                      ====================         ====================


EARNINGS PER SHARE                                   $             (.0507)        $              .0107
                                                      ====================         ====================


See accompanying notes.
                                                                             F-3

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Year Ended October 31, 2002 and Ten Months Ended 2001


                                                                Common Stock           Additional
                                                       ----------------------------     Paid-In        Accumulated
                                                        Shares           Amount         Capital          Deficit        Totals
                                                       ------------   -------------   -------------   -------------   ------------

BALANCE AT JANUARY 1, 2001                                   1,000   $         100   $      15,900   $    (483,658)  $   (467,658)
 Recapitalization of stockholders' equity in
   accordance with share exchange agreement (Note J)
 Subsidiary                                                 (1,000)           (100)        (15,900)              -        (16,000)
 Parent                                                 11,700,000          11,700           4,300               -         16,000
 Net income                                                      -               -               -         124,751        124,751
                                                       ------------   -------------   -------------   -------------   ------------
BALANCE AT OCTOBER 31, 2001                             11,700,000          11,700           4,300        (358,907)      (342,907)
   Issuance of common stock                                894,260             894         499,106               -        500,000
   Net loss                                                      -               -               -        (633,897)      (633,897)
                                                       ------------   -------------   -------------   -------------   ------------

BALANCE AT OCTOBER 31, 2002                             12,594,260   $      12,594   $     503,406   $    (992,804)  $   (476,804)
                                                       ============   =============   =============   =============   ============


See accompanying notes.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
CONCOLIDATED STATEMENTS OF CASH FLOWS
Year Ended October 31, 2002 and Ten Months Ended October 31, 2001

                                                                           2002                        2001
                                                                    --------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $           (633,897)       $           124,751
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
     Depreciation and amortization                                                6,164                      4,955
     Increase in
       Accounts receivable                                                     (820,040)                  (991,388)
       Prepaid expenses                                                          (1,750)                         -
     Increase (decrease) in
       Bank overdrafts                                                          (44,547)                    44,547
       Accounts payable and accrued expenses                                  1,181,086                    915,893
                                                                    --------------------        -------------------
           NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                                               (312,984)                    98,758

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (28,486)                    (4,516)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                             (21,429)                      2,843
   Proceeds from notes payable                                                1,482,819                  2,474,840
   Payments on notes payable                                                   (643,056)                  (476,616)
   Repayments of bank term loan                                                  (9,296)                    (6,973)
   Issuance of notes receivable                                              (1,482,819)                (2,474,840)
   Collections on customer notes receivable                                     642,670                    476,919
   Net related-party notes receivable                                          (186,669)                   (82,645)
   Net related-party and stockholder notes payable                               76,518                    (42,862)
   Proceeds from issuance of stock                                              500,000                          -
                                                                    --------------------        -------------------
           NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                                                358,738                   (129,334)
                                                                    --------------------        -------------------

           NET INCREASE (DECREASE) IN
            CASH                                                                 17,268                    (35,092)

CASH AT BEGINNING OF PERIOD                                                       3,710                     38,802
                                                                    --------------------        -------------------

           CASH AT END OF PERIOD                                   $             20,978        $             3,710
                                                                    ====================        ===================

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
CONCOLIDATED STATEMENTS OF CASH FLOWS
Year Ended October 31, 2002 and Ten Months Ended October 31, 2001

                                                                           2002                        2001
                                                                    --------------------        -------------------
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                   $             20,737        $            22,001






See accompanying notes.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




NOTE A  GOING CONCERN

     As shown in the accompanying financial statements, the Companies incurred a net loss of $633,897 during the year ended October 31, 2002, and, as of that date, the Companies' current liabilities exceeded their total current assets by $813,755. These factors create an uncertainty about the Companies' ability to continue as a going concern. Management of the Companies is developing a plan to reduce liabilities through the issuance of additional stock to shareholders. The ability of the Companies to continue as a going concern is dependent on the acceptance of the plan by the Companies' bank creditor and the plan's success. The financial statements do not include any adjustments that might be necessary if the Companies are unable to continue as a going concern.


NOTE B  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Nature of Business

     The consolidated financial statements include the accounts of National Energy Services Company, Inc. (a holding company incorporated in Nevada) and its wholly owned subsidiary, National Energy Services Company, Inc. (a New Jersey corporation).

     The Companies' revenue is derived from providing comprehensive energy management programs for long-term care facilities which are paid directly from savings generated by energy system improvements. The program includes upgrades to lighting fixtures, improved heating, venting and air conditioning equipment and an ozone laundry support system. Sales are made to facilities throughout the United States.

     Revenue Recognition

     Revenue is recognized in accordance with signed agreements with customers (typically 60 months) only when installation of the equipment is completed. As part of this agreement, the Companies receive all invoices directly from the utility companies to monitor savings.

     Costs are recognized as incurred.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on accelerated methods for financial reporting and income tax purposes over the following estimated useful lives:

                                                 Years
                                              ----------

        Furniture and fixtures                        7
        Equipment                                   5-7
        Leasehold improvements                        7

     Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Income Taxes

     Effective October 29, 2001, the Subsidiary terminated its election to be taxed as an S corporation under sections of the federal and state income tax laws, which provide that, in lieu of corporation income taxes, the shareholders separately account for their pro rata share of the Subsididary's items of income, deductions, losses and credits.

     Stock-Based Compensation

     The Companies have elected to comply with this fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation for Shares Issued to Employees and Suppliers.

     Accounts Receivable

     Accounts receivable totaled $2,113,115 and $1,293,075 at October 31, 2002 and 2001, respectively. The Companies consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




     Notes Receivable

     Notes receivable totaled $3,976,434 at October 31, 2002. The Companies have a review process which evaluates the customer's credit before signing the energy conservation agreements. The Companies consider notes receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.

     Intangibles

     The cost of goodwill is being amortized by the straight-line method over an estimated life of 40 years.


NOTE C  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                           2002                 2001
                                    -------------------   ------------------

       Furniture and fixtures      $             2,107   $            2,107
       Equipment                                30,465                4,879
       Leasehold improvements                    3,187                  287
                                    -------------------   ------------------
                                    -------------------   ------------------
                                                35,759                7,273
       Accumulated depreciation                (11,086)              (5,923)
                                    -------------------   ------------------
                                    -------------------   ------------------

                                   $            24,673   $            1,350
                                    ===================   ==================

Per the criteria listed in EITF 99-19, NESC does not meet the criteria for an agent.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




NOTE D  NOTES RECEIVABLE

     Notes receivable are as follows:

                                                                          2002                  2001
                                                                   -------------------    ------------------
       Related-party notes (operating advances to
       stockholder/employees) with no stated repayment terms      $           316,923    $          130,254

       Term notes, customers, repayable over five-year terms
       with interest at 15%                                                 3,659,511             2,819,363
                                                                   -------------------    ------------------
                                                                   -------------------    ------------------
                                                                            3,976,434             2,949,617
       Current portion                                                       (778,102)             (490,255)
                                                                   -------------------    ------------------
                                                                   -------------------    ------------------

                                                                  $         3,198,332    $        2,459,362
                                                                   ===================    ==================

       Maturities on the notes are as follows:

                2003                    $           778,102
                2004                                894,410
                2005                                923,346
                2006                                834,869
                2007                                545,707
                                         -------------------
                                         -------------------

                                        $         3,976,434
                                         ===================


NOTE E  LINE OF CREDIT

     The Companies have a $200,000 demand bank line of credit with interest at the bank's prime rate plus 1%. The line of credit is secured by substantially all corporate assets and a shareholder guarantee. Maximum borrowings on the line of credit were $200,000 in both 2002 and 2001.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




NOTE F  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                               2002                   2001
                                                                        -------------------     ------------------
      Bank term loan, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by
      substantially all corporate assets; at October 31, 2002, the loan's prime was
      4.75%                                                            $            13,945     $           23,241

      Term loans with Pennsylvania Power and Light, repayable over five-year terms corresponding with customer notes receivable;
      the loans are repayable
      monthly with interest at 15%                                               3,659,512              2,819,749

      Shareholder  and  employee  loans  with  no  stated
      repayment terms                                                              190,902                 75,804

      Related-party   loan  (operating   advance  from  a
      company  owned by NESC  president)  with no  stated
      repayment terms                                                                    -                 38,581
                                                                        -------------------     ------------------
                                                                                 3,864,359              2,957,375
      Current portion                                                             (978,305)              (610,451)
                                                                        -------------------     ------------------

                                                                       $         2,886,054     $        2,346,924
                                                                        ===================     ==================

      Annual maturities are as follows:

               2003                      $           978,305
               2004                                  899,055
               2005                                  923,346
               2006                                  834,869
               2007                                  228,784

     Interest paid during 2002 and 2001 was $20,951 and $21,380, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




NOTE G  LEASE COMMITMENTS

     During 2001, the Companies signed a two-year noncancelable lease for office facilities. Under the agreement, the Companies are obligated for a minimum lease payment plus a proportionate share of any overage of common area costs. The lease payments under the lease were $22,282 and $12,541 for 2002 and 2001, respectively.

     Future minimum rental payment required under the lease is as follows:

       2003              $            10,788
                          ===================

     During 2002, the Companies signed a three-year noncancelable lease for a copier. Under the lease, the Companies must pay $514.10 per month. The lease payment under the lease was $1,623 for 2002. Future minimum lease payments required under the lease are as follows:

       2003                  $          6,169.20
       2004                             6,169.20
       2005                             4,626.90
                              -------------------
                             $         16,965.30
                              ===================

     During December 2001, the Companies signed a one-year lease for additional office facilities in Pennsylvania, beginning January 1, 2002. The term of the agreement is for a period of one year, with an option for an additional year. The Companies pay rent in the amount of $1,000 per month. The payments under the lease were $10,000 in 2002.

     Future minimum rental payments required under the lease are as follows:

       2003                  $            12,000
       2004                                2,000


NOTE H  MANAGEMENT FEE

     The Companies are paying a related party (company with common ownership) for rent and management costs. The total paid during 2002 and 2001 amounted to $89,997 and $24,000, respectively.

     The company has no reliance on any major customers as described in paragraph 39 of SFAS 131.

NATIONAL ENERGY SERVICES COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001




NOTE I  CONCENTRATIONS

     Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of trade receivables. The Companies perform ongoing evaluations of their customers' financial condition and, generally, require no collateral from their customers.


NOTE J  ACQUISITION OF SUBSIDIARY AND NAME CHANGE

     Effective October 29, 2001, the Company acquired the stock of National Energy Services Company, Inc. (a New Jersey corporation), pursuant to an executed share exchange agreement. In an exchange for 10,000,000 shares of the outstanding stock (approximately 85 1/2% of the shares in Coastal Enterprises, Inc.), the Company obtained 100% of the stock of National Energy Services Company, Inc. The Coastal name was changed to National Energy Services Co. upon the execution of the share exchange. The exchange was entered into to facilitate obtaining additional equity funding through a future public offering.

     In  addition,  the  Company  has  elected to change its fiscal  year end to
     October  31.   Management   believes  the  change  will  result  in  better
     comparability due to the change in tax structure and ownership.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                  Age     Position(s) with Company
---------------      -----    ---------------------------------------
John A. Grillo        41      Chairman and President
David W. Mason        38      Vice-President of Marketing and Director
Rusty J. Gramiak      46      Vice-President of Operations and Director
Edmond Ragazzi        59      Secretary
Larry A. Shusman      60      Chief Financial Officer


All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

John A. Grillo

Mr. Grillo serves NES as its president and chief executive officer. He is the designer and developer of the NES Energy Gatekeeper Program. He has managed virtually every aspect of the electrical contracting business. Mr. Grillo is also an electrical energy conservation expert. He has designed and implemented energy efficient lighting and motor systems for ten of his eighteen years in electrical contracting.

His concentration in energy efficiency has led to a number developments in the field. He has designed and programmed comprehensive lighting upgrade analysis software which NESC has been using successfully for the past two years. He designed and implemented energy efficient lighting programs for several local utility companies. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long -term care industry. He is an Environmental Protection Agency certified lighting surveyor.

Throughout his career Mr. Grillo has participated and led sales and contracting initiatives. He has set up NESC marketing campaigns and developed the company's extensive contract and documentation package. Mr. Grillo attended Northeastern University's School of Electrical Engineering Technology from 1979 to 1983.

David W. Mason

David W. Mason, 38, has been the company's Vice-President of Sales and Marketing since 2000. Mr. Mason graduated from Boston University in 1988 with a Bachelor of Science degree in Urban Affairs. Prior to joining the company Mr. Mason worked in the television industry for various networks including ABC, CBS, ESPN, TNT and TBS.

Mr. Mason is responsible for the marketing of the Company as well as being the direct link between the home office and the sales team in the field. Mr. Mason also is responsible for all convention, training seminars and benefits.

Rusty J. Gramiak

Mr. Gramiak is the current Vice President of Operations of the Company and has served in that capacity since 2000. His current duties include: overseeing all Company projects, developing new contacts with manufacturers to ensure optimum pricing on all energy efficiency upgrades and development of a training course for new employees specializing in field surveying and project management.

From 1999 to 2000, Mr. Gramiak was the Director of Sales for Mid Atlantic states for the Company. During that time, he expanded sales to include mass-market accounts and expanded territorial sales by 100%.

From 1998 to 1999, Mr. Gramiak served as a Sales Representative for the Company in New Jersey. During that time, he established over forty new accounts and attended training seminars on Long Term Care Federal and State Reimbursements.

Prior to working for the Company, from 1996-1998, Mr. Gramiak was a lighting surveyor and an installer of energy efficient lighting for GEC Lighting Company in Margate, New Jersey. During that time, he surveyed over fifty facilities, completed a Green-Lights training course given by the Environmental Protection Agency and installed numerous lighting projects located at nursing homes, hospitals, school districts, etc.

Edmond B. Ragazzi

Mr. Ragazzi has worked for the Company since 1997 and was this year appointed by the Company's Board of Directors to serve as Secretary. In that capacity he is responsible for maintaining the corporate books and records. Mr. Ragazzi's primary responsibilities include management of the Company's relationships with different utility companies.

Larry A. Shusman

Mr. Shusman has worked for the Company on a part-time basis since October 1, 2001. He is the Chief Financial Officer and works for the Company on a regular weekly part time basis. His responsibility is to handle the books and records of the Company according to GAAP, along with being the liason with the independent accountants.

In addition to his work for the Company, Mr. Shusman is currently employed part-time by Classic Hair, LLC as its Chief Financial Officer and has worked in that capacity since August 2001. From April 2000 until August 2001, Mr. Shusman was employed full-time by Spring Air Mattress Company as its East Coast Regional Controller and Office Manager. Prior to April 2000, he worked for Waste Management, Inc. for a period of one month as a staff accountant. From January 1996 to January 2000, Mr. Shusman served as the Chief Financial Officer and Controller of Potts Welding and Boiler Repair Co., Inc.

Mr. Shusman originally attended Penn State University between September 1960 and June 1961, but graduated from Temple University in June 1964 with a Bachelor of Science degree in Accounting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


                [Balance of this page intentionally left blank]

Item 10. Executive Compensation


                                         Annual             LT
                               Annual    Comp      Annual   Comp       LT
Name                           Comp      Bonus     Comp     Rest       Comp     LTIP      All
and Post              Year     Salary    ($)       Other    Stock      Options  Payouts  Other
-----------------------------------------------------------------------------------------------
John A.               1999     $65,788                                                   $5,546
Grillo,
President             2000     $61,986                                                   $6,655
and
Chairman              2001     $61,984   $26,570                                         $6732

                      2002     $57,517   $42,000                                         $9,213

David W.              1999     $36,154   $1,890                                          $2,016
Mason,
Vice-                 2000     $40,000   $35,180                                         $2,016
President of
Marketing             2001     $45,000   $50,168                                         $2,622
and Director
                      2002     $53,539   $25,726            10,000                       $2,622

Rusty J.              1999     $24,000   $6,716                                          $6,408
Gramiak,
Vice-                 2000     $28,300   $10,230                                         $6,408
President of
Operations            2001     $46,061   $30,819                                         $3,622

                      2002     $55,305   $24,468            10,000                       $2,622

Edmond                1999     $0        $0                                              $0
Ragazzi,
Secretary             2000     $0        $0                                              $0

                      2001     $10,026   $6,000                                          $0

                      2002     $45,310   $0                  4,000                       $2,622

Larry A.              1999     $0        $0                                              $0
Shusman,
Chief                 2000     $0        $0                                              $0
Financial
Officer               2001     $2,250    $0                                              $0

                      2002     $27,900   $0                                              $0

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 31, 2002, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.


Name and Address of                Title of     Amount and Nature of          Percent of
Beneficial Owner                      Class         Beneficial Owner            Class
-------------------------------------------------------------------------------------------
John A. Grillo                      Common           3,098,300                  24.6%
101 Captains Walk
Egg Harbor Township, NJ 08234

David W. Mason                      Common             572,900                   4.5%
195 Sandy Ridge / Mt. Airy Rd.
Stockton, NJ  08559

Rusty J. Gramiak                    Common              10,000                   0.1%
343 Cos Cob Dr.
Galloway, NJ  08205

Edmond Ragazzi                      Common               4,000                   0.1%
554 Fourth Str.
Absecon, NJ 08201

Larry Shusman                       Common               5,000                   0.1%
1502 Squire Lane
Cherry Hill, NJ 08003

All Executive Officers and
Directors as a Group                Common           3,690,200                  29.3%
(Five (5) persons)

Barry Feldscher                     Common           3,333,300                  26.5%

Rochelle Mason                      Common           1,666,000                  13.2%
-------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

In February 1999, the Company issued 100,000 shares of its restricted common stock to two (2) persons for their services to the Company in connection with the Share Exchange. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

In October 2001, the Company entered into the Share Exchange with NESNJ and its shareholders. The exchange was made whereby the Company issued 10,000,000 shares of its common stock to the shareholders of NESNJ for all of the issued and outstanding stock of NESNJ. As part of the exchange, John A. Grillo, the Company's current President, Secretary and Chairman, received 3,333,300 shares of the Company's common stock. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 49:3-50(b)(9) of the New Jersey Code and
Section 211(b) of the Pennsylvania Code.

In January 2002, the Company issued a total of 39,000 shares of its restricted common stock to eleven (11) of its employees for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code, Section 211(b) of the Pennsylvania Code and Section 581-5(I)(c) of the Texas Code.

In April 2002, the Company issued 15,000 shares of its restricted common stock to two (2) consultants for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code and Section 7-11-402(10) of the Rhode Island Code.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         ------------------------------------------------------------------------------
3.(i).1  [1]        Articles of Incorporation filed February 17, 1998.

3.(i).2  [1]        Certificate of Amendment of Articles of Incorporation filed October 29, 2001.

3.(ii).1 [1]        Bylaws.

4.1      [1]        Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

10.1     [1]        Master Agreement between NESNJ and PPL dated January 11, 1999.

10.2     [1]        Lease for the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township,
                    New Jersey 08234 dated April 13, 2001.

10.3     [1]        The Share Exchange dated October 19, 2001.

10.4     [1]        Lease for the premises located at 328 South Main Street, New Hope, PA 18938 dated
                    December 27, 2001.

99.1      *         Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *         Sarbanes-Oxley Certification by Chief Financial Officer.
-------------------------------------------------

[1]  Filed with the Company's Registration Statement on November 14, 2002.

*    Filed herein.

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     National Energy Services Company, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: February 13, 2003

               By: /s/ John A. Grillo
               ----------------------------------------
               John A. Grillo,  Chairman & President

               By: /s/ David W. Mason
               -----------------------------------------
               David W. Mason, Vice-President of Marketing and Director

               By: /s/ Rusty J. Gramiak
               -----------------------------------------
               Rusty J. Gramiak, Vice-President of  Operations and Director

               By: /s/ Edmond Ragazzi
               -----------------------------------------
               Edmond Ragazzi, Secretary

               By: /s/ Larry A. Shusman
               -----------------------------------------
               Larry A. Shusman, Chief Financial Officer


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                           Title                      Date

/s/ John A. Grillo                  Chairman and President    February 13, 2003
-----------------------------
John A. Grillo

/s/ David W. Mason                  Vice-President of         February 13, 2003
-----------------------------       Marketing and Director
David W. Mason

/s/ Rusty J. Gramiak                Vice-President of         February 13, 2003
-----------------------------       Operations and Director
Rusty J. Gramiak

/s/ Edmond Ragazzi                  Secretary                 February 13, 2003
-----------------------------
Edmond Ragazzi

/s/ Larry A. Shusman                Chief Financial           February 13, 2003
-----------------------------       Officer
Larry A. Shusman

I, John A. Grillo, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Energy Services Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003



/s/ John A. Grillo
-----------------------------------------
John A. Grillo
Chief Executive Officer (or equivalent)

I, Larry A. Shusman, certify that:

1. I have reviewed this annual report on form 10-KSB of National Energy Services Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003



/s/ Larry A. Shusman
---------------------------------------
Larry A. Shusman
Chief Financial Officer (or equivalent)