Form 10QSB
period 2003-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2003-03-24
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: January 31, 2003
                          Commission file no.: 0-50089

                     National Energy Services Company, Inc.
              ---------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



         Nevada                                                52-2082372
------------------------------------                     ----------------------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)

3153 Fire Road, Suite 2C
Egg Harbor Township, NJ                                          08234
---------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (800) 758-9288


           Securities to be registered under Section 12(b) of the Act:

     Title of each class                           Name of each exchange
                                                    on which registered
         None                                              None
---------------------------                       -----------------------------


           Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                        --------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                Mintmire & Associates
                                265 Sunrise Avenue, Suite 204
                                Palm Beach, FL 33480
                                Tel: (561) 832-5696 - Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X]    No[_]

As of January 31, 2003, there were 12,594,260 shares of voting stock of the registrant issued and outstanding.

                         Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS





                     NATIONAL ENERGY SERVICE COMPANY, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       Three Months Ended January 31, 2003

TABLE OF CONTENTS

                                                                        Page No.


FINANCIAL STATEMENTS

    Consolidated Balance Sheet..........................................   F-2

    Consolidated Statements of Income...................................   F-3

    Consolidated Statement of Changes in Stockholders' Deficit..........   F-4

    Consolidated Statement of Cash Flows................................   F-5

    Notes to Consolidated Financial Statements..........................   F-6

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
January 31, 2003

ASSETS

CURRENT ASSETS
    Cash                                                        $             3,880
    Accounts receivable                                                   3,283,901
    Prepaid expenses                                                          1,272
    Notes receivable                                                        952,967
                                                                 -------------------
                  TOTAL CURRENT ASSETS                                    4,242,020

PROPERTY AND EQUIPMENT                                                       22,663

OTHER ASSETS
    Notes receivable, related parties                                       363,061
    Notes receivable                                                      3,183,379
                                                                 -------------------
                                                                          3,546,440
                                                                 -------------------

                                                                $         7,811,123
                                                                 ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Borrowings on line of credit                                $           178,571
    Bank overdrafts                                                               -
    Current portion of long-term debt                                     1,169,525
    Accounts payable                                                      3,774,610
    Accrued expenses                                                        113,082
                                                                 -------------------

                  TOTAL CURRENT LIABILITIES                               5,235,788

LONG-TERM DEBT, less current portion                                      3,184,925

STOCKHOLDERS' DEFICIT
    Common stock, $.001 par value, 20,000,000 shares
     authorized, 12,594,260 shares issued and outstanding                    12,594
    Additional paid-in capital                                              503,406
    Accumulated deficit                                                  (1,125,590)
                                                                 -------------------
                                                                           (609,590)
                                                                 -------------------

                                                                $         7,811,123
                                                                 ===================

See accompanying notes and accountants' report.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended January 31, 2003 and 2002

                                                             2003                     2002
                                                       ------------------        -----------------
 REVENUES
     Revenue                                          $        1,022,853        $         520,380
     Utility income                                               46,676                   12,851
                                                       ------------------        -----------------

                                                               1,069,529                  533,231

 COST OF SALES                                                   779,156                  398,743
                                                       ------------------        -----------------

                   GROSS PROFIT                                  290,373                  134,488

 OPERATING EXPENSES
     Selling                                                     177,491                  147,254
     General and administrative                                  235,500                  203,368
                                                       ------------------        -----------------
                                                                 412,991                  350,622
                                                       ------------------        -----------------

                   LOSS FROM OPERATIONS                         (122,618)                (216,134)

 NONOPERATING EXPENSE
     Interest expense                                             10,168                    2,177
                                                       ------------------        -----------------

                   NET LOSS                           $         (132,786)       $        (218,311)
                                                       ==================        =================

 LOSS PER SHARE                                       $           (.0105)       $          (.0178)
                                                       ==================        =================





  See accompanying notes and accountants' report.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIT
Three Months Ended January 31, 2003

                                       Common                         Additional
                                        Stock                           Paid-In          Accumulated
                                       Shares           Amount          Capital            Deficit           Totals
                                     ------------     ----------      -----------       -------------       -----------

 BALANCE AT BEGINNING OF PERIOD       11,700,000     $   11,700      $     4,300       $    (992,804)      $  (976,804)
     Issuance of common stock            894,260            894          499,106                   -           500,000
     Net loss                                  -              -                -            (132,786)         (132,786)
                                     ------------     ----------      -----------       -------------       -----------

 BALANCE AT END OF PERIOD             12,594,260     $   12,594      $   503,406       $  (1,125,590)      $  (609,590)
                                     ============     ==========      ===========       =============       ===========






 See accompanying notes and accountants' report.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended January 31, 2003

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $          (132,786)
     Adjustments to reconcile net loss to net cash used by
      operating activities
         Depreciation and amortization                                                        2,010
         (Increase) decrease in
            Accounts receivable                                                          (1,170,786)
            Prepaid expenses                                                                    478
         Increase in accounts payable and accrued expenses                                1,316,868
                                                                                 -------------------
                   NET CASH PROVIDED BY OPERATING
                    ACTIVITIES                                                               15,784

 CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                                             -
     Proceeds from notes payable                                                            687,824
     Payments on notes payable                                                             (210,990)
     Repayments of bank term loan                                                            (3,099)
     Issuance of notes receivable                                                          (687,824)
     Collections on customer notes receivable                                               210,989
     Net related-party notes receivable                                                     (46,138)
     Net related-party and shareholder notes payable                                         16,356
                                                                                 -------------------
                   NET CASH USED BY FINANCING
                    ACTIVITIES                                                              (32,882)
                                                                                 -------------------

                   NET DECREASE IN CASH                                                     (17,098)

 CASH AT BEGINNING OF PERIOD                                                                 20,978
                                                                                 -------------------

                   CASH AT END OF PERIOD                                        $             3,880
                                                                                 ===================


 SUPPLEMENTAL DISCLOSURE
     Interest paid                                                              $            10,168






 See accompanying notes and accountants' report.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




NOTE A GOING CONCERN

As shown in the accompanying financial statements, the Companies incurred a net loss of $132,786 during the three months ended January 31, 2003, and, as of that date, the Companies' current liabilities exceeded their total current assets by $993,768. These factors create an uncertainty about the Companies' ability to continue as a going concern. Management of the Companies is developing a plan to reduce liabilities through the issuance of additional stock to shareholders. The ability of the Companies to continue as a going concern is dependent on the acceptance of the plan by the Companies' bank creditor and the plan's success. The financial statements do not include any adjustments that might be necessary if the Companies are unable to continue as a going concern.


NOTE B NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Business

The consolidated financial statements include the accounts of National Energy Service Company, Inc. (a holding company incorporated in Nevada) and its wholly owned subsidiary, National Energy Service Company, Inc. (a New Jersey corporation).

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

Costs are recognized as incurred.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on accelerated methods for financial reporting and income tax purposes over the following estimated useful lives:

                                     Years
                                   ---------

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

Income Taxes

Effective October 29, 2001, the Subsidiary terminated its election to be taxed as an S corporation under sections of the federal and state income tax laws, which provide that, in lieu of corporation income taxes, the shareholders separately account for their pro rata share of the Subsidiary's items of income, deductions, losses and credits.

Stock-Based Compensation

The Companies have elected to comply with this fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation for Shares Issued to Employees and Suppliers.

Accounts Receivable

Accounts receivable totaled $3,283,901 at January 31, 2003. The Companies consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




Notes Receivable

Notes receivable totaled $4,499,407 at January 31, 2003. The Companies have a review process which evaluates the customer's credit before signing the energy conservation agreements. The Companies consider notes receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.

Intangibles

     The cost of goodwill is being amortized by the straight-line method over an estimated life of 40 years.


NOTE C PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

   Furniture and fixtures         $      2,107
   Equipment                            30,465
   Leasehold improvements                3,187
                                   ------------
                                        35,759
   Accumulated depreciation            (13,096)
                                   ------------
                                  $     22,663
                                   ============

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




NOTE D NOTES RECEIVABLE

Notes receivable are as follows:

 Related-party   notes  (operating   advances  to  affiliated
 company) with no stated repayment terms                                        $            3,324

 Related-party      notes     (operating      advances     to
 stockholders/employees) with no stated repay-ment terms                                   359,737

 Term notes,  customers,  repayable over five-year terms with
 interest at 15%                                                                         4,136,346
                                                                                 ------------------
                                                                                         4,499,407
 Current portion                                                                          (952,967)
                                                                                 ------------------

                                                                                $        3,546,440
                                                                                 ==================

Maturities on the notes are as follows:

   2003                     $           952,967
   2004                                 792,349
   2005                               1,097,982
   2006                                 934,577
   2007 and thereafter                  721,532
                             -------------------
                             -------------------

                            $         4,499,407
                             ===================


NOTE E LINE OF CREDIT

The Companies have a $200,000 demand bank line of credit with interest at the bank's prime rate plus 1%. The line of credit is secured by substantially all corporate assets and a shareholder guarantee. Maximum borrowings on the line of credit were $178,571 for the three months ended January 31, 2003.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




NOTE F LONG-TERM DEBT

Long-term debt consists of the following:

  Bank  term  loan,  payable  $775 per  month,  principal  and variable  interest  at prime  plus 2%  through  April  2004, secured by substantially  all corporate  assets;  at January
  31, 2003, the loan's prime was 3.5%                                           $            10,846

  Term loans with Pennsylvania Power and Light, repayable over
  five-year   terms    corresponding   with   customer   notes
  receivable;  the loans are  repayable  monthly with interest
  from 12.5% to 15%                                                                       4,136,346

  Shareholder  and  employee  loans  with no stated  repayment
  terms                                                                                     207,258
                                                                                 -------------------
                                                                                          4,354,450
  Current portion                                                                        (1,169,525)
                                                                                 -------------------
                                                                                 -------------------

                                                                                $         3,184,925
                                                                                 ===================


Annual maturities are as follows:

      2003                   $         1,169,525
      2004                               966,296
      2005                               925,581
      2006                               934,577
      2007 and thereafter                358,471

Interest paid during the three months ended January 31, 2003, was $10,168.

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




NOTE G LEASE COMMITMENTS

During 2001, the Companies signed a two-year noncancelable lease for office facilities. Under the agreement, the Companies are obligated for a minimum lease payment plus a proportionate share of any overage of common area costs. The lease payments under the lease were $5,446 for the three months ended January 31, 2003.

Future minimum rental payment required under the lease is as follows:

     2003      $             5,342
                ===================

During 2002, the Companies signed a three-year noncancelable lease for a copier. Under the lease, the Companies must pay $514.10 per month. The lease payments under the lease were $3,099 for the three months ended January 31, 2003. Future minimum lease payments required under the lease are as follows:

     2003       $          3,070.20
     2004                  6,169.20
     2005                  4,626.90
                 -------------------
                 -------------------

                $         13,866.30
                 ===================

During December 2001, the Companies signed a one-year lease for additional office facilities in Pennsylvania, beginning January 1, 2002. The term of the agreement is for a period of one year, with an option for an additional year. The Companies pay rent in the amount of $1,000 per month. The payments under the lease were $3,000 in the three months ended January 31, 2003.

Future minimum rental payments required under the lease are as follows:

     2003      $             9,000
     2004                    2,000

NATIONAL ENERGY SERVICE COMPANY, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003




NOTE H MANAGEMENT FEE

The Companies are paying a related party (company with common ownership) for rent and management costs. The total paid during the three months ended January 31, 2003, amounted to $15,000.


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

Item 2. Management's Discussion and Analysis

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

On October 29, 2001, the Company acquired National Energy Services Company, Inc., a New Jersey corporation ("NESNJ"). By acquiring NESNJ, the Company expanded NESNJ's existing comprehensive, cost-driven energy-management system and further exploited the PPL relationship. Operations (including utility income) produced revenues of $2,285,026 for the year ended October 31, 2002.

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

Results of Operations -For the Three Months Ended January 31, 2003 and January 31, 2002

Financial Condition, Capital Resources and Liquidity

For the quarter ended January 31, 2003 and 2002, the Company recorded total revenues of $1,069,529 and $533,231, which includes utility income of $46,676 and $12,851, respectively.

For the quarter ended January 31, 2003 and 2002, cost of sales increased from $779,156 to $398,743. The reason for the increase is the Company significantly increased operations and sales activities resulting yielding higher revenues but also increasing the cost of sales.

For the quarter ended January 31, 2003 and 2002, the Company had selling, general and administrative expenses of $412,991 and $350,622, respectively.

Net Losses

For the quarter ended January 31, 2003 and 2002, the Company reported a net loss from operations of $122,618 and $216,134,respectively.

Employees

At January 31, 2003, the Company employed eleven (11) full time and one (1) part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent.

Research and Development Plans

None.

Forward-Looking Statements

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                     PART II

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
--------------------------------------------------------------
3.(i).1  [1]        Articles of Incorporation filed February 17, 1998.

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

10.3     [1]        The Share Exchange dated October 19, 2001.

10.4     [1]        Lease for the premises located at 328 South Main Street, New Hope, PA 18938 dated
                    December 27, 2001.

99.1      *         Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *         Sarbanes-Oxley Certification by Chief Financial Officer.
-------------------------------------------------

*    Filed herewith

[1] Previously filed with the Company's Registration Statement on Form 10SB filed November 14, 2002.

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                     NATIONAL ENERGY SERVICES COMPANY, INC.
                         ------------------------------
                                  (Registrant)

Date March 18, 2003       By: /s/John A. Grillo
                          ----------------------------------------
                          John A. Grillo,  Chairman & President

                          By: /s/David W. Mason
                          ------------------------------------------
                          David W. Mason, Vice-President of
                          Marketing and Director

                          By: /s/Rusty J. Gramiak
                          ------------------------------------------
                          Rusty J. Gramiak, Vice-President of
                          Operations and Director

                          By: /s/Edmond Ragazzi
                          ------------------------------------------
                          Edmond Ragazzi, Secretary

                          By: /s/Larry A. Shusman
                          ------------------------------------------
                          Larry A. Shusman, Chief Financial Officer

                                 CERTIFICATIONS

I, John A. Grillo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of National Energy Services Company, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     C)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003



/s/ John A. Grillo
----------------------
John A. Grillo
Chief Executive Officer

I, Larry A. Shusman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of National Energy Services Company, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     C)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003


/s/  Larry A. Shusman
-------------------------
Larry A. Shusman
Chief Financial Officer