Form 10KSB/A
period 2002-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2003-11-07
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 0-50089

                     National Energy Services Company, Inc.
                 ----------------------------------------------
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

                    Common Stock, $0.001 par value per share
                        -------------------------------
                                (Title of class)

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

                Yes [X]  No [_]


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

                                     PART I

Item 1. Description of Business

Business Development

National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. Prior to the exchange, the authorized capital stock of NES consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. The new board of directors consisted of John A. Grillo, as sole officer and director. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a reverse acquisition, with the Company as the acquiring entity.

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

The Company is not presently trading on an exchange, but intends to apply to have its common stock quoted on the Over the Counter Bulletin Board. There can be no assurance that such application will be accepted.

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

Business of Registrant

General

At its inception, the Company intended to engage in an internet related business. The Company was incorporated in February 1998 to conduct any lawful business, but with the express intent to enter into an internet related businesses. Its then current management had little or no experience in this field. In May 1998, the Company attempted to raise money to implement its business plan through the use of a private placement memorandum to fund its operations. It did not indicate that its business plan or purpose was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. The Company was only able to raise a total of $16,000, to implement its business plan, but was unable to successfully launch planned operations. For such offering, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended and Rule 504 of Regulation D promulgated thereunder. At the time of the offering (May 1998) Rule 504 provided this Issuer a limited offering exemption to raise such seed capital. Securities sold under this exemption may be resold freely by non-affiliates of the Issuer.

It was not until October 2001, through the acquisition of the Company's wholly owned subsidiary, NESNJ, that the Company changed its business plan to NESNJ's business plan of marketing aggregated energy management services to the long term care industry. NESNJ was formed in late 1995 by John Grillo, the Company's current Chairman and President. Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program for long term care facilities which was paid directly from savings generated by energy system improvements. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"), all of which serve to strengthen their current profitability, maintain contractually competitive power during deregulation uncertainty, and fund these renovations through the monthly energy savings with no out-of-pocket costs to the facility.

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

The Energy Gatekeeper Program is a combined service and financing agreement whereby the facility has all its energy services managed by the Company and its energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60 month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, NES contracts carry a 24 month renewal period. Earlier contracts have a duration of up to ten years.

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

By injecting ozone (activated oxygen) into the wash and rinse water, laundry is cleaner and completely disinfected. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone works best in cold water.

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

Using this technology lowers water and sewer use, and reduces energy costs. Because chemical use is reduced, softeners are not required, drying time is less and fabrics last longer, extending linen life. For example, an OLSS system installed in a typical 120 bed nursing facility can reduce the need to heat over 730,000 gallons of water per year. That reduction would save an average facility approximately $15,600 per year. These average savings results are derived from the Company's results from over fifty (50) installations of the OLSS system.

After comparing the costs and capabilities of the Activated Air Laundering System with traditional hot temperature washing, the benefits to the average 120 bed facility are substantial.

Lighting Upgrades

The purpose of a lighting upgrade or "Lighting Retrofit" is to install energy-efficient lighting technologies wherever they are profitable and maintain or improve lighting quality. The energy-efficient lighting technologies available today can dramatically reduce energy consumption and prevent pollution while delivering comparable or better lighting. If energy-efficient lighting were used everywhere it were profitable, the electricity required for lighting could be cut by up to 50 percent, and aggregate national electricity demand would be reduced by more than 10 percent (EPA website). For example, a lighting upgrade in a typical 120 bead nursing home can reduce 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400. These average savings results are taken from our own engineering and actual results in more than 100 installations.

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

Strategic Alliance with PP&L Spectrum, Inc.

NESC has formed a strategic alliance with PPL to market energy-related products and services to commercial and industrial customers. It delivers products and services to customers through its subsidiaries.

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

Strategic Alliance with Charter Management Inc.

In October 2002, the Company received a term sheet from Charter Management LLC, a lending institution ("Charter"), relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility on which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed by the Company. The Company shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith.

National Energy Services Corporation (NESC) has signed a master agreement with Charter Management, LLC (Charter) for the express purpose of allowing Charter to fund energy upgrade and retrofit opportunities in the long term care/ retirement community industry in a series of funding agreements for each job.

Once each contractual agreement is reached between NESC and the customer facility, Charter provides financing for energy upgrade and retrofit projects upon credit approval to be paid back to them over a 5 year period including monthly principal and interest payments, which are negotiated at the time of contract signing.

Each time a project is funded, NESC signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility.

Charter may terminate the master agreement with 30 days written notice to NESC.

NURSING HOME ENERGY MARKET

There are currently over 17,000 nursing homes currently operating nationally. Out of the 17,000 nursing homes currently operating in the continental US, approximately 10,000 of them are in the high cost energy regions of the East and West coasts with especially large concentrations in Florida.

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

By asking for their help in understanding the long term care market, NES opens the lines of communication that will continue throughout the business relationship. Often, our contacts have made personal introductions that advances the process and business friendships are made quickly. By the time NES is positioned to begin selling to these individuals and their facilities, solid acquaintances are already in place reducing closing time and building sales volume in a timely fashion.

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

A brief outline of the methodology used to accomplish the above sales goals is:

Identify the Decision Maker

Many times our relationships with owner/operators and other influential individuals in the industry help us to identify the appropriate person within the organization. Our contacts will often make an introductory call, saving the Company valuable research manpower.

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

A follow-up appointment is made to present the survey results and the financial arrangement available for the products needed. At this time, the savings analysis reports detailing exactly how and where dollars will be saved and how the project can be funded.

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

DEPENDENCE ON NEW PRODUCTS

The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including discovering products made by others that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the Company's efforts to find innovative new products will be successful, that customers will accept new products, or that the companies which manufacture these products will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

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

Competitors for the Ozone Laundry Support System are:

Envirocleanse Systems, Inc.
Ponte Vedra, FL
Mooresville, NC
6 years in Business
Less than 0.5% of nursing home market

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

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

INTELLECTUAL PROPERTY

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

RESEARCH & DEVELOPMENT

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

Item 2. Description of Property

In May 2001, NESNJ entered into a contract with Howard R. Bensel, Jr. to lease the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey 08234. The property consists of approximately 1,000 square feet of finished office space. The term of the agreement was for a period of two years. The lease has been twice amended. The first amendment added suite 2A to the lease, which increased the space leased to 1,800 square feet of finished office space for the remaining term of the original lease. The second addendum extended the lease an additional two (2) years and increased rent. The Company currently pays rent in the amount of $1,833 per month, which rate will remain the same throughout the remainder of the lease.

In December 2001, NESNJ entered into a contract with George E. Michael to lease a portion of the premises located at 328 South Main Street, New Hope, PA 18938 beginning January 1, 2002. The property is used by the Company as office space. The term of the agreement was for a period of one year. In December 2002, the Company exercised an option to extend the lease through and including December 31, 2003 and agreed to an increase in rent paid. The Company now pays rent in the amount of $1,050 per month.

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

As of October 31, 2002, the Company had 12,594,260 shares of its common stock issued and outstanding. Of this total, 10,994,260 were restricted pursuant to the terms of Rule 144 ("Rule 144") of the Act, 1,600,000 were free-trading and 7,745,960 shares which were restricted had been held for a period of one (1) year or more.

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

Revenues

Total Revenue for the year and the ten months ended October 31, 2002 and 2001 was $2,228,000 and $2,071,500. Revenues are only slightly higher as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges. The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books.

Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the fund source before implementation. The primary sources of revenue for NESC are ozone jobs and lighting jobs which account for approximately 85% of the company's overall revenue.

Ozone jobs are done to cut laundering costs by approximately 50% at nursing homes and assisted living facilities. The need for hot water is eliminated during the washing process as activated oxygen (ozone) in cold water is used and disinfects better than traditional hot water methods. The average facility has 120 beds which can save up to $1,500 per month in utility costs using this method. By injecting ozone (activated oxygen) into the wash and rinse water, laundry is cleaner and completely disinfected. Fewer cycles are required to clean, thus chemical use is reduced along with the energy bills. Because of the significant energy savings the cost of the equipment and installation can be funded through the monthly savings resulting in no out of pocket cost to the facility.

The purpose of lighting jobs (lighting retrofits) are to upgrade the facilities by installing energy efficient lighting technologies where it is deemed profitable and will result in significant savings for the facilities. The energy-efficient lighting technologies will dramatically reduce energy consumption saving the average facility with 120 beds up to $1,500 per month in utility costs. For example, compact fluorescent light bulbs use 70% less energy than standard incandescent light bulbs.

As with any product or service that is sold in the market place, NESC has seen more competition in recent months, and has been forced to reduce selling prices to capture business. NESC has also been negotiating with larger chains of nursing homes and assisted living facilities, thereby having to offer lower selling prices which have also adversely affected gross margins.

The remaining revenues for NESC are composed of administrative handling charges (5%) for processing the invoices from the utility companies for the nursing homes and assisted living facilities; energy management revenues (3%) for monthly monitoring of facility utility invoices to insure proper billing via correct charges and appropriate tariffs; and rebates that represent approximately 7% of revenues, which are the result when upgrades are performed at facilities where participating utility companies offer rebates for reducing energy costs. NESC completes all of the paperwork and NESC keeps 30% of the savings and the facility keeps the remaining 70% of the rebate.

Cost of Sales

Cost of sales for the year and the ten months ended October 31, 2002 and 2001 were $1,462,400 and $1,173,500. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable.

Operating Expenses

Selling expenses for the year and the ten months ended October 31, 2002 and 2001 were $501,100 and $425,100. General and administrative expenses for the year and the ten months ended October 31, 2002 and 2001 were $817,700 and $525,900. Total operating expenses for the year and the ten months ended October 31, 2002 and 2001 were $1,318,900 and $951,000. The reason for the significant increase in expenses was that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Net Income/Loss

Net loss for the year and the ten months ended October 31, 2002 and 2001 was $517,200 and $25,300.

Assets and Liabilities

Assets  were  $6,137,000  and  $4,248,800  as of  October  31,  2002  and  2001,
respectively. As of October 31, 2002 and 2001, assets consisted primarily of accounts receivable with a value of $2,113,100 and $1,293,100 and notes receivable in the amount of $2,881,400 and $2,459,400, respectively.

Total current liabilities as of October 31, 2002 and 2001, were $3,727,000 and $2,393,800, respectively. Long-term debt, less current portion was $2,886,100 and $2,346,900, respectively.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At October 31, 2002 and 2001, the Company had cash and cash equivalents of $21,000 and $3,700, respectively.

The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company must complete the job, pay for all costs incurred, and obtain a completion certificate before submitting an invoice for reimbursement to the two main funding sources, (Penn Power & Light (PP&L) and Charter Management), before it is able to collect its revenue. These steps represent approximately a 30 day delay before receipt of the funds.

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

The only significant cash transaction other than that generated and used in operations has been that the Company raised $500,000 in equity in the year ended October 31, 2002.

Accounts receivable have grown at a rate faster than the sales increase because the majority of receivables represent pass through amounts only as stated above and NESC has many more facilities under contract. Utility invoices are sent to NESC by the utility company and NESC invoices the facility for utility charges and adds on the loan payment and handling charge, and then subsequently pays the utility company and loan provider monthly, but only after the facility payment is received by NESC. Receivables have no relation to revenues, as revenues are only generated when the loan provider approves a job for completion. At that time an invoice is created, and payment is received by NESC from the loan provider within thirty days of invoicing. There has not been any change in credit terms, collection efforts, credit utilization or delinquency by the facilities that NESC services.

Accounts payables also have grown at a faster rate than the sales increase because the majority of the payables represent pass through amounts only as stated above and NESC has many more facilities under contract. Utility invoices are booked as a liability by NESC when the invoices are created and offset when payments are received by the facilities; therefore, there have not been any timing differences.

Cash flow for NESC has become negative mainly due to the increase in the cost of sales expenses discussed earlier.

All projects are approved by PP& L and Charter Management Company who are the two loan providers of jobs for NESC. Faster job approval is needed by NESC to generate revenue more quickly, but NESC must make sure that it follows through on its own internal procedures to make sure that all documentation is gathered and presented to the loan providers on a timely basis for credit approval. The lenders will not reduce their standards in approving jobs as they are not willing to increase their risk of default on accounts and notes receivables by the facilities.

NESC is taking steps to insure the continued operations of the company by trying to raise additional equity, and is also looking into the possibility of incurring additional debt to improve cash flow. To insure viability of the company, NESC took steps in April 2003 to reduce expenses by eliminating two administrative positions, reduced office personnel to a four day work week thereby lowering salaries and wages by 20%, eliminated the company match to the 401k plan, reduced travel, lodging, meals, and entertainment costs by 50% below budget, changed a salaried sales representative to commission only, eliminated advertising expenses, changed telephone plans to reduce costs, reduced management fees by 50%, and eliminated all bonuses.

NESC management believes that the above cost reduction and elimination steps, even if additional equity or additional debt cannot be secured, will give the company a reasonable chance of being able to continue in operation for the twelve months following the most recent balance sheet presented.

Critical Accounting  Policies

Significant acquisition In October 2001, National Energy Services Company, Inc.-NV issued 10,000,000 shares of common stock to acquire all the issued and outstanding shares of the common stock of National Energy Services Company, Inc., a New Jersey company, in a reverse merger, which was accounted for as a reorganization of National Energy Services Company, Inc.-NJ. As a result of this reverse merger, the former stockholders of National Energy Services Company, Inc.-NJ now control National Energy Services Company, Inc.-NV. Prior to this reverse merger, National Energy Services Company, Inc.-NV had nominal assets and liabilities. National Energy Services Company, Inc. accounted for the reverse merger as an issuance of stock for the net monetary assets of National Energy Services Company, Inc.-NJ or, in this case, as a capitalization of the accumulated deficit of National Energy Services Company, Inc.-NJ to the date of the merger. There is no alternative to accounting for the acquisition in any other manner, therefore there is no possibility of materially different results than that reported.

Principles of consolidation The consolidated financial statements include the accounts of National Energy Services Company, Inc.-NV and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated. There is no alternative to accounting for the consolidation in any other manner, therefore there is no possibility of materially different results than that reported.

Use of estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

Fixed assets All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. The Company's fixed assets represent a very small portion of the Company's assets, therefore the possibility of materially different results from using different estimated lives or method of depreciation are minimal.

Reserve for bad debt The allowance for uncollectible accounts receivable is based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. A potential customer's credit rating is evaluated prior to entering into any revenue agreements. This evaluation is completed by PP&L and Charter, as they are well equipped to handle this as well as being the ultimate lender.

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At July 31, 2003 and October 31, 2002, the Company's notes receivable were 60.9% and 59.6% of total assets.

Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are charged to operations. There is no alternative to accounting for the stock issued for services in any other manner, therefore there is no possibility of materially different results than that reported.

Revenue recognition The Company has four distinct revenue streams: Equipment sales, management revenue, energy management and energy sales. For equipment sales revenue is recognized in accordance with signed agreements with customers, typically 60 months, and only upon the completion of installation. As part of these agreements, the Company directly receives all utility company billings for the customers to allow the Company to monitor savings the customer is realizing. Management revenue is recognized and billed monthly as earned. This also includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being charged correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user. Cost of sales are recognized as incurred and matched to the related revenues. In addition, the master agreements with PP&L and Charter Management for the provision of financing to the Company which passes it through to the end user under the same terms and conditions. Therefore, the Company records the financing on both sides at gross amounts, as the Company is ultimately liable to the lending sources.

Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the fund source before implementation. The primary sources of revenue for NESC are ozone jobs and lighting jobs which account for approximately 85% of the company's overall revenue.

Ozone jobs are done to cut laundering costs by approximately 50% at nursing homes and assisted living facilities. The need for hot water is eliminated during the washing process as activated oxygen (ozone) in cold water is used and disinfects better than traditional hot water methods. The average facility has 120 beds which can save up to $1,500 per month in utility costs using this method. By injecting ozone (activated oxygen) into the wash and rinse water, laundry is cleaner and completely disinfected. Fewer cycles are required to clean, thus chemical use is reduced along with the energy bills. Because of the significant energy savings the cost of the equipment and installation can be funded through the monthly savings resulting in no out of pocket cost to the facility.

The purpose of lighting jobs (lighting retrofits) are to upgrade the facilities by installing energy efficient lighting technologies where it is deemed profitable and will result in significant savings for the facilities. The energy-efficient lighting technologies will dramatically reduce energy consumption saving the average facility with 120 beds up to $1,500 per month in utility costs. For example, compact fluorescent light bulbs use 70% less energy than standard incandescent light bulbs.

As with any product or service that is sold in the market place, NESC has seen more competition in recent months, and has been forced to reduce selling prices to capture business. NESC has also been negotiating with larger chains of nursing homes and assisted living facilities, thereby having to offer lower selling prices which have also adversely affected gross margins.

The remaining revenues for NESC are composed of administrative handling charges (5%) for processing the invoices from the utility companies for the nursing homes and assisted living facilities; energy management revenues (3%) for monthly monitoring of facility utility invoices to insure proper billing via correct charges and appropriate tariffs; and rebates that represent approximately 7% of revenues, which are the result when upgrades are performed at facilities where participating utility companies offer rebates for reducing energy costs. NESC completes all of the paperwork and NESC keeps 30% of the savings and the facility keeps the remaining 70% of the rebate.



The Company is obligated to the following cash outflows at October 31, 2002:

                                                         Less than 1                               After 5
Contractual obligations:                      Total          year       1-3 years   4 - 5 years     years
-------------------------------------     -------------- ------------- ------------ ------------ -------------
Loans payable - stockholder/employee           $190,902      $190,902           $0            $0           $0
                                          ============== ============= ============ ============ =============
Bank term loan                                  $13,945        $9,300       $4,645            $0           $0
                                          ============== ============= ============ ============ =============
Penn Power & Light term loans                $3,659,512      $778,103     $894,410      $923,346   $1,063,653
                                          ============== ============= ============ ============ =============
Short-term line of credit                      $178,571      $178,571           $0            $0           $0
                                          ============== ============= ============ ============ =============
Operating leases                                $41,753       $28,957      $12,796            $0           $0
                                          ============== ============= ============ ============ =============

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.................................................F-2

Balance Sheets...............................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
National Energy Services Company, Inc.
Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year and ten months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2002 and 2001 and the results of its operations and its cash flows for the year and ten months then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Maillie, Falconiero & Company, LLP
Maillie, Falconiero & Company, LLP
West Chester, Pennsylvania
December 16, 2002

                     National Energy Services Company, Inc.
                           Consolidated Balance Sheets
                                   October 31,

                                                                                2002                    2001
                                                                       ---------------------  ----------------------
                                         ASSETS
CURRENT ASSETS

   Cash                                                                $              20,978  $                3,710
   Accounts receivable                                                             2,113,115               1,293,075
   Notes and accrued interest receivable                                             778,102                 490,255
   Prepaid expenses                                                                    1,750                   1,000
                                                                       ---------------------  ----------------------
     Total current assets                                                          2,913,945               1,788,040
                                                                       ---------------------  ----------------------

PROPERTY AND EQUIPMENT, NET                                                           24,673                   1,350

OTHER ASSETS
   Notes and accrued interest receivable -related parties                            316,923                       0
   Notes and accrued interest receivable                                           2,881,409               2,459,362
                                                                       ---------------------  ----------------------
      Total other assets                                                           3,198,332               2,459,362
                                                                       ---------------------  ----------------------

Total Assets                                                           $           6,136,950  $            4,248,752
                                                                       =====================  ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                      $                   0  $               44,547
   Short-term line of credit                                                         178,571                 200,000
   Current portion of long term debt and accrued interest                            978,305                 610,451
   Accounts payable                                                                2,445,800               1,484,300
   Accrued expenses                                                                  125,024                  54,527
                                                                       ---------------------  ----------------------

     Total current liabilities                                                     3,727,700               2,393,825
                                                                       ---------------------  ----------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                               2,886,054               2,346,924
                                                                       ---------------------  ----------------------

Total Liabilities                                                                  6,613,754               4,740,749
                                                                       ---------------------  ----------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 20,000,000 shares:
      12,594,260 and 11,700,000 issued and outstanding                                12,594                  11,700
   Additional paid-in capital                                                         27,809                (503,697)
   Retained earnings (deficit)                                                      (517,207)                      0
                                                                       ---------------------  ----------------------

     Total Stockholders' Equity                                                     (476,804)               (491,997)
                                                                       ---------------------  ----------------------

Total Liabilities and Stockholders' Equity                             $           6,136,950  $            4,248,752
                                                                       =====================  ======================










     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                      Consolidated Statements of Operations
                      Year and Ten Months Ended October 31,



                                                                    2002              2001
                                                              ----------------- -----------------
REVENUES
    Equipment sales                                           $       2,228,048 $       2,071,506
   Management revenue                                                    53,738            49,020
   Energy management revenue                                                  0                 0
   Energy sales                                                            3240                 0
                                                              ----------------- -----------------
         Total Revenue                                                2,285,026         2,120,526

COST OF SALES                                                         1,462,417         1,173,508
                                                              ----------------- -----------------
       Gross Margin                                                     822,609           947,018
OPERATING EXPENSES
   Selling                                                              501,136           425,101
   General and administrative expenses                                  817,729           525,876
                                                              ----------------- -----------------

         Total expenses                                               1,318,865           950,977
                                                              ----------------- -----------------

Income (loss) from operations                                          (496,256)           (3,959)
                                                              ----------------- -----------------

Other income (expense)
   Interest income                                                            0                 0
   Interest expense                                                     (20,951)          (21,380)
                                                              ----------------- -----------------

          Total other income (expense)                                  (20,951)          (21,380)
                                                              ----------------- -----------------

Net income (loss) before income tax                                    (517,207)          (25,339)
   Income tax expense                                                         0                 0
                                                              ----------------- -----------------

Net income (loss)                                             $        (517,207)$         (25,339)
                                                              ================= =================
Net income (loss) per weighted average share, basic           $           (0.04)$           (0.01)
                                                              ================= =================
Weighted average number of shares - basic                            12,145,905        11,700,000
                                                              ================= =================









     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                 Consolidated Statements of Stockholders' Equity




                                                                   Additional       Retained          Total
                                       Number of       Common        Paid-in        Earnings      Stockholders'
                                         Shares         Stock        Capital       (Deficit)         Equity
                                    --------------- ----------- --------------- -------------- -----------------

BEGINNING BALANCE, January 1, 2001            1,000 $       100 $        15,900 $     (482,658)$        (466,658)

Reverse merger                           11,699,000      11,600        (519,597)       507,997                 0
Net income                                        0           0               0        (25,339)          (25,339)
                                    --------------- ----------- --------------- -------------- -----------------

BALANCE, October 30, 2001                11,700,000      11,700        (503,697)             0          (491,997)

Shares issued for cash                      840,260         840         499,160              0           500,000
Shares issued for services                   54,000          54          32,346              0            32,400
Net loss                                          0           0               0       (517,207)         (517,207)
                                    --------------- ----------- --------------- -------------- -----------------

BALANCE, October 30, 2002                12,594,260 $    12,594 $        27,809 $     (517,207)$        (476,804)

                                    =============== =========== =============== ============== =================














     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                            Statements of Cash Flows
                      Year and Ten Months Ended October 31,



                                                                                       2002             2001
                                                                                ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         (517,207)$      (25,339)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation                                                                              6,164          4,955
   Shares issued for services                                                               32,400              0
Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                                                (820,040)      (991,388)
   Increase (decrease) prepaid expenses                                                     (1,750)             0
   Increase (decrease) accounts payable and accrued
       expenses                                                                          1,031,996      1,065,983
                                                                                ------------------ --------------

Net cash used by operating activities                                                     (268,437)        54,211
                                                                                ------------------ --------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                (28,486)        (4,516)
                                                                                ------------------ --------------

Net cash (used) provided by investing activities                                           (28,486)        (4,516)
                                                                                ------------------ --------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                                                  0         44,547
   Repayment of bank overdraft                                                             (44,547)             0
   Proceeds from line of credit                                                                  0          2,843
   Repayments on line of credit                                                            (21,429)             0
   Proceeds from notes payable                                                           1,482,819      2,474,840
   Repayments on notes payable                                                            (643,056)      (476,616)
   Repayments of bank term loan                                                             (9,296)        (6,973)
   Extension of notes receivable                                                        (1,482,819)    (2,474,840)
   Repayments of notes receivable                                                          642,670        476,919
   Extension of notes receivable - related party                                          (186,669)       (82,645)
   Repayments of notes receivable - related party                                                0              0
   Proceeds from notes payable - related party                                              76,518              0
   Payments on notes payable - related party                                                     0        (42,862)
   Proceeds from issuance of common stock                                                  500,000              0
                                                                                ------------------ --------------

Net cash provided by financing activities                                                  314,191        (84,787)
                                                                                ------------------ --------------

Net increase (decrease) in cash                                                             17,268        (35,092)

CASH, beginning of period                                                                    3,710         38,802
                                                                                ------------------ --------------

CASH, end of period                                                             $           20,978 $        3,710
                                                                                ================== ==============

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                                           $           20,737 $       22,001
                                                                                ================== ==============







     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(1)  Summary of Significant Accounting Principles
     The Company National Energy Services Company, Inc. is a Nevada chartered corporation which conducts business from its headquarters in Egg Harbor Township, New Jersey. The Company was incorporated on February 17, 1998 and changed its name to National Energy Services Company, Inc. on October 29, 2001.

     The Company provides comprehensive energy management programs for long-term care facilities, which are paid directly from savings generated by energy system improvements. The program includes upgrades to lighting fixtures, improved heating, venting and air conditioning equipment and an ozone laundry support system. Sales are made to facilities throughout the United States.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Significant acquisition In October 2001, National Energy Services Company, Inc.-NV issued 10,000,000 shares of common stock to acquire all the issued and outstanding shares of the common stock of National Energy Services Company, Inc., a New Jersey company, in a reverse merger, which was accounted for as a reorganization of National Energy Services Company, Inc.-NJ. As a result of this reverse merger, the former stockholders of National Energy Services Company, Inc.-NJ now control National Energy Services Company, Inc.-NV. Prior to this reverse merger, National Energy Services Company, Inc.-NV had nominal assets and liabilities. National Energy Services Company, Inc. accounted for the reverse merger as an issuance of stock for the net monetary assets of National Energy Services Company, Inc.-NJ or, in this case, as a capitalization of the accumulated deficit of National Energy Services Company, Inc.-NJ to the date of the merger.

     b) Principles of consolidation The consolidated financial statements include the accounts of National Energy Services Company, Inc.-NV and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

     c) Net income (loss) per share Basic is computed by dividing the net income
     (loss) by the weighted average number of common shares outstanding during the period. Fully diluted is computed by dividing the net income by the weighted average number of common shares that would be outstanding during the period if all dilutive securities were converted. Fully diluted is not presented for periods where such presentation would be anti- dilutive. The Company has no dilutive or anti-dilutive securities outstanding.

     d) Use of estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(1)  Summary of Significant Accounting Principles, continued
     e) Revenue  recognition  The Company  has four  distinct  revenue  streams:
     Equipment sales, management revenue, energy management and energy sales. For equipment sales revenue is recognized in accordance with signed agreements with customers, typically 60 months, and only upon the completion of installation. As part of these agreements, the Company directly receives all utility company billings for the customers to allow the Company to monitor savings the customer is realizing. Management revenue is recognized and billed monthly as earned. This also includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being charged correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user. Cost of sales are recognized as incurred and matched to the related revenues. In addition, the master agreements with PP&L and Charter Management for the provision of financing to the Company which passes it through to the end user under the same terms and conditions. Therefore, the Company records the financing on both sides at gross amounts, as the Company is ultimately liable to the lending sources.

     f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using accelerated methods. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $6,164 and $4,955 for the year and ten months ended October 31, 2002 and 2001, respectively.

     g) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     h) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are charged to operations.

     i) Reserve for bad debt The allowance for uncollectible accounts receivable is based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. Customer's credit rating is evaluated prior to entering into any revenue agreements.

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(2) Stockholders' Equity The Company has authorized 20,000,000 shares of $0.001 par value common stock At October 31, 2002, the Company had 12,594,260 shares of common stock issued and outstanding.

     In October 2001, National Energy Services Company, Inc. -NV issued 10,000,000 shares of common stock to acquire all the issued and outstanding shares of the common stock of National Energy Services Company, Inc., a New Jersey company, in a reverse merger. In fiscal 2002, the Company issued 840,260 shares of common stock restricted under Rule 144, in exchange for $500,000, or $0.60 per share. In fiscal 2002, the Company issued 54,000 shares of common stock restricted under Rule 144, in exchange for services valued at $32,400, or $0.60 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $517,200, which expire on October 31, 2022. The net operating loss prior to October 31, 2001, of $508,000, was capitalized upon the completion of the reverse merger and termination of Subchapter S election status, and treated as an constructive distribution to the former stockholders of the subsidiary.

     The amount recorded as deferred tax asset as of October 31, 2002 is approximately $155,000 which represents the amount of tax benefits of the loss carry-forward. The Company has established a valuation allowance for this deferred tax asset of $155,000 as the Company has no sustained history of profitable operations. Had the Company not reported under Subchapter S of the Internal Revenue Code, it would not have reported any tax accrual for the ten months ended October 31, 2001, as it recorded a loss of $25,300 and would have had approximately $508,000 of loss carryforwards.

(4)  Property and equipment At October 31 property and equipment consists of:

                                               2002              2001
                                          -----------------   ----------------
Equipment                                 $          30,465   $          4,879
Furniture and fixtures                                2,107              2,107
Leasehold improvements                                3,187                287
Less: accumulated depreciation                      (11,086)            (5,923)
                                          -----------------   ----------------
Property and equipment, net               $          24,673   $          1,350
                                          =================   ================

(5) Related parties The Company pays a related party corporation a management fee for certain general and administrative expenses. For the year and ten months ended October 31, 2002 and 2001 these fees amounted to $89,997 and $24,000, respectively. The Company has certain notes receivable from related parties as well as notes payable to related parties outstanding during the periods presented. Both the notes receivable and the notes payable carry no stated interest rate or repayment terms. Therefore the Company accounts for them as short-term demand notes. Related party balances and amounts at October 31 are as follows:

                                                   2002            2001
                                                 -------------   ------------
Loan receivable - stockholder                    $      48,012   $     60,500
                                                 =============   ============
Loan receivable - employees                      $     165,694   $     32,098
                                                 =============   ============
Loan receivable - commission sales personnel     $     103,217   $     37,656
                                                 =============   ============
Loan payable - affiliated company                $           0   $     38,851
                                                 =============   ============
Loan payable  - stockholder/employee             $     190,902   $     75,804
                                                 =============   ============

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(6)  Notes receivable At October 31notes receivable balances are:

                                                                  2002               2001
                                                             ---------------   --------------
Customer term loans, five year term with 15% interest rate   $     3,659,511   $    2,819,363
Less: current portion                                               (778,102)        (490,255)
                                                             ---------------   --------------
Net long term notes receivable                               $     2,881,409   $    2,329,108
                                                             ===============   ==============

     Maturities on these notes at October 31, 2002 are:

2003                                                 $      778,102
                                                     ==============
2004                                                 $      894,410
                                                     ==============
2005                                                 $      923,346
                                                     ==============
2006                                                 $      834,869
                                                     ==============
2007 and thereafter                                  $      545,707
                                                     ==============

(7)  Long term debt At October 31 long term debt consists of:

                                                                 2002                 2001
                                                              -----------------   ---------------
Bank term loan, April 2004 maturity, prime plus 2%            $          13,945   $        23,241
Penn Power & Light term loans, five year term, 12.5% to 15%           3,659,512         2,819,749
Less; current portion                                                  (978,305)         (610,451)
                                                              -----------------   ---------------
Net long term loans payable                                   $       2,695,152   $     2,232,539
                                                              =================   ===============

     At October 31, 2002 maturities on these notes are:


2003                              $            978,305
                                  ====================
2004                              $            899,055
                                  ====================
2005                              $            923,346
                                  ====================
2006                              $            834,869
                                  ====================
2007 and thereafter               $            228,784
                                  ====================

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(8) Short-Term Line of Credit The Company has a $200,000 demand line of credit which carries an interest rate of the issuing bank's prime rate plus 1%, which is secured by substantially all the assets of the Company and stockholder personal guarantees. During the year and ten months ended October 31, 2002 and 2001, the Company had reached the maximum of the line at various times. At the end of the fiscal years the balance owed was $178,571 and $200,000, respectively. During the nine months ended July 31, 2003, the maximum drawn on this line was $178,571, and the balance at July 31, 2003 was $154,761.

(9) Lease commitments The Company currently leases its new Jersey office space under a lease that expired in May 2003, and the Company is now on a month to month lease. Payments under this lease were $22,282 and $12,541 for the year and ten months ended October 31, 2002 and 2001 respectively.

     The Company also has an office in Pennsylvania which had been under a one-year lease with a one year extension that expires December 31, 2003. Payments under this lease were $10,000 for the year ended October 31, 2002.

     The Company also has a three year lease for certain office equipment, expiring in 2005. Payments under this lease were $1,623 for the year ended October 31, 2002.

     Future lease commitments at October 31, 2002 are:


2003                               $           28,957
                                   ==================
2004                               $            8,169
                                   ==================
2005                               $            4,627
                                   ==================
2006                               $                0
                                   ==================
2007 and thereafter                $                0
                                   ==================

(10) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred net losses totaling $517,200, reflects a stockholders' deficit of approximately $476,800 and negative working capital of $813,800 at October 31, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has embarked on a plan to raise additional equity via a private placement. The Company has also taken steps to reduce its operating expenses. The Company is also exploring the option of issuing its common stock to certain creditors as payment, thereby reducing its cash outlay. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(11) Subsequent events
     a) Stockholders' equity In fiscal 2003, the Company issued 2,978,754 shares of common stock restricted under Rule 144, in exchange for $200,000, or $0.07 per share.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                  Age     Position(s) with Company
---------------      -----    ---------------------------------------
John A. Grillo        42      Chairman and President
David W. Mason        39      Vice-President of Marketing and Director
Rusty J. Gramiak      46      Vice-President of Operations and Director
Edmond Ragazzi        60      Secretary
Larry A. Shusman      60      Chief Financial Officer


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

His concentration in energy efficiency has led to a number developments in the field. He has designed and programmed comprehensive lighting upgrade analysis software which NESC has been using successfully for the past three years. He designed and implemented energy efficient lighting programs for several local utility companies. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long-term care industry. He is an Environmental Protection Agency certified lighting surveyor.

Throughout his career Mr. Grillo has participated and led sales and contracting initiatives. He has set up NESC marketing campaigns and developed the company's extensive contract and documentation package. Mr. Grillo attended Northeastern University's School of Electrical Engineering Technology from 1979 to 1983.

David W. Mason

David W. Mason, 39, has been the company's Vice-President of Sales and Marketing since 2000. Mr. Mason graduated from Boston University in 1988 with a Bachelor of Science degree in Urban Affairs. Prior to joining the company Mr. Mason worked in the television industry for various networks including ABC, CBS, ESPN, TNT and TBS.

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

Larry A. Shusman

Mr. Shusman has worked for the Company on a part-time basis since October 1, 2001. He is the Chief Financial Officer and works for the Company on a regular weekly part time basis. His responsibility is to handle the books and records of the Company according to GAAP, along with being the liaison with the independent accountants.

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



                [Balance of this page intentionally left blank]

Item 10. Executive Compensation

                                         Annual             LT
                               Annual    Comp      Annual   Comp       LT
Name                           Comp      Bonus     Comp     Rest       Comp     LTIP      All
and Post              Year     Salary    ($)       Other    Stock      Options  Payouts  Other
-----------------------------------------------------------------------------------------------
John A.               1999     $65,788   $     0                                         $ 5,546
Grillo,
President             2000     $61,986   $     0                                         $ 6,655
and
Chairman              2001     $61,984   $26,570                                         $ 6,732

                      2002     $57,517   $42,000                                         $ 9,213

                      2003     $98,525   $     0                                         $10,079
-------------------------------------------------------------------------------------------------
David W.              1999     $36,154   $ 1,890                                         $ 2,016
Mason,
Vice-                 2000     $40,000   $35,180                                         $ 2,016
President of
Marketing             2001     $45,000   $50,168                                         $ 2,622
and Director
                      2002     $53,539   $25,726            10,000                       $ 2,622

                      2003     $50,923   $ 3,846                                         $ 2,622
-------------------------------------------------------------------------------------------------
Rusty J.              1999     $24,000   $ 6,716                                         $ 6,408
Gramiak,
Vice-                 2000     $28,300   $10,230                                         $ 6,408
President of
Operations            2001     $46,061   $30,819                                         $ 3,622

                      2002     $55,305   $24,468            10,000                       $ 2,622

                      2003     $52,500   $ 3,846                                         $ 2,892
-------------------------------------------------------------------------------------------------
Edmond                1999     $     0        $0                                         $     0
Ragazzi,
Secretary             2000     $     0        $0                                         $     0

                      2001     $10,026   $ 6,000                                         $     0

                      2002     $45,310   $     0              4,000                      $ 2,622

                      2003     $38,076   $     0                                         $ 2,871
-------------------------------------------------------------------------------------------------
Larry A.              1999     $     0   $     0                                         $     0
Shusman,
Chief                 2000     $     0   $     0                                         $     0
Financial
Officer               2001     $ 2,250   $     0                                         $     0

                      2002     $27,900   $     0                                         $     0

                      2003     $18,000   $     0                                         $     0

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


Name and Address of              Title of   Amount and Nature of     Percent of
Beneficial Owner                    Class       Beneficial Owner       Class
-------------------------------------------------------------------------------
John A. Grillo                    Common         3,098,300             24.6%
101 Captains Walk
Egg Harbor Township, NJ 08234

David W. Mason                    Common           572,900              4.5%
195 Sandy Ridge / Mt. Airy Rd.
Stockton, NJ  08559

Rusty J. Gramiak                  Common            10,000              0.1%
343 Cos Cob Dr.
Galloway, NJ  08205

Edmond Ragazzi                    Common             4,000              0.1%
554 Fourth Str.
Absecon, NJ 08201

Larry Shusman                     Common             5,000              0.1%
1502 Squire Lane
Cherry Hill, NJ 08003

All Executive Officers and
Directors as a Group              Common         3,690,200             29.3%
(Five (5) persons)

Barry Feldscher                   Common         3,333,300             26.5%

Rochelle Mason                    Common         1,666,000             13.2%
-------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

In February 1999, the Company issued 100,000 shares of its restricted common stock to two (2) persons for their services valued at $1,000, or $0.01 per share, to the Company in connection with the Share Exchange. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

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

In January 2002, the Company issued a total of 39,000 shares of its restricted common stock valued at $0.60 per share to eleven (11) of its employees for various services rendered to the Company. The shares were issued to employees of the Company to make up for below market wages. The Company has recorded an expense at $0.60 per share, the same as if the shares were sold for cash. For such offering, the Company relied upon the 506 Exemption.

In April 2002, the Company issued a total of 15,000 shares of its restricted common stock valued at $0.60 per share to Ted Francis Di Stefano for financial consulting services and to Larry A. Shusman, the Company's current Chief Financial Officer for accounting services rendered to the Company. For such offering, the Company relied upon the 506 Exemption.

In August 2003, the Company issued 2,978,754 shares of its restricted common stock to Charter Management, LLC for $200,000.00, or $0.07 per share. For such offering, the Company relied upon the 506 Exemption and Section 1707.03 of the Ohio Securities Act.

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

10.1     [1]        Master  Agreement  between  NESNJ and PPL dated  January 11,
                    1999.

10.2     [1]        Lease for the premises  located at 3153 Fire Road, Suite 2C,
                    Egg Harbor Township, New Jersey 08234 dated April 13, 2001.

10.3     [1]        The Share Exchange dated October 19, 2001.

10.4     [1]        Lease for the premises located at 328 South Main Street, New
                    Hope, PA 18938 dated December 27, 2001.

10.5     [2]        Master Agreement with Charter Management.

10.6     [2]        Addendum Two to Egg Harbor Township lease.

10.7     [2]        New Hope lease extension.

10.8     [2]        Sample funding agreement with Charter Management.

31.1      *         Section 302 Certification by Chief Executive Officer.

31.2      *         Section 302 Certification by Chief Financial Officer.

32.1      *         Sarbanes-Oxley Certification by Chief Executive Officer.

32.2      *         Sarbanes-Oxley Certification by Chief Financial Officer.
-------------------------------------------------

* Filed herewith.

[1]  Filed with the Company's Registration Statement on November 14, 2002.

[2]  Filed with the Company's  Amended  Registration  Statement on November 6,
     2003.


     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     National Energy Services Company, Inc.
                                  (Registrant)

Date: October 31, 2003

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

Signature                           Title                      Date

/s/ John A. Grillo                  Chairman and President    October 31, 2003
-----------------------------
John A. Grillo

/s/ David W. Mason                  Vice-President of         October 31, 2003
-----------------------------       Marketing and Director
David W. Mason

/s/ Rusty J. Gramiak                Vice-President of         October 31, 2003
-----------------------------       Operations and Director
Rusty J. Gramiak

/s/ Edmond Ragazzi                  Secretary                 October 31, 2003
-----------------------------
Edmond Ragazzi

/s/ Larry A. Shusman                Chief Financial           October 31, 2003
-----------------------------       Officer
Larry A. Shusman