Form 10QSB/A
period 2003-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2003-11-07
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-QSB

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

                         Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS





Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     National Energy Services Company, Inc.
                           Consolidated Balance Sheets



                                                                      January 31,            October 31,
                                                                         2003                    2002
                                                                 ---------------------  ----------------------
                                         ASSETS                       (unaudited)
CURRENT ASSETS
   Cash                                                          $               3,880  $               20,978
   Accounts receivable                                                       3,283,901               2,113,115
   Notes and accrued interest receivable                                       952,967                 778,102
   Prepaid expenses                                                              1,272                   1,750
                                                                 ---------------------  ----------------------
     Total current assets                                                    4,242,020               2,913,945
                                                                 ---------------------  ----------------------

PROPERTY AND EQUIPMENT, NET                                                     22,663                  24,673

OTHER ASSETS
   Notes and accrued interest receivable -related parties                      363,061                 316,923
   Notes and accrued interest receivable                                     3,183,379               2,881,409
                                                                 ---------------------  ----------------------
      Total other assets                                                     3,546,440               3,198,332
                                                                 ---------------------  ----------------------

Total Assets                                                     $           7,811,123  $            6,136,950
                                                                 =====================  ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                $                   0  $                    0
   Short-term line of credit                                                   178,571                 178,571
   Current portion of long term debt and accrued interest                    1,169,525                 978,305
   Accounts payable                                                          3,774,610               2,445,800
   Accrued expenses                                                            113,082                 125,024
                                                                 ---------------------  ----------------------

     Total current liabilities                                               5,235,788               3,727,700
                                                                 ---------------------  ----------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                         3,184,925               2,886,054
                                                                 ---------------------  ----------------------

Total Liabilities                                                            8,420,713               6,613,754
                                                                 ---------------------  ----------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 20,000,000 shares:
      12,594,260 issued and outstanding                                         12,594                  12,594
   Additional paid-in capital                                                   27,809                  27,809
   Retained earnings (deficit)                                                (649,993)               (517,207)
                                                                 ---------------------  ----------------------

     Total Stockholders' Equity                                               (609,590)               (476,804)
                                                                 ---------------------  ----------------------

Total Liabilities and Stockholders' Equity                       $           7,811,123  $            6,136,950
                                                                 =====================  ======================










     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                      Consolidated Statements of Operations
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                   2003                 2002
                                                            ------------------  --------------------
REVENUES
   Equipment sales                                          $        1,006,385  $            520,380
   Management revenue                                                   37,709                12,851
   Energy management revenue                                             23625                     0
   Energy sales                                                          1,810                     0
                                                            ------------------  --------------------
         Total Revenue                                               1,069,529               533,231

COST OF SALES                                                          779,156               317,193
                                                            ------------------  --------------------
       Gross Margin                                                    290,373               216,038
OPERATING EXPENSES
   Selling                                                             177,491               147,254
   General and administrative expenses                                 235,500               203,368
                                                            ------------------  --------------------

         Total expenses                                                412,991               350,622
                                                            ------------------  --------------------

Income (loss) from operations                                         (122,618)             (134,584)
                                                            ------------------  --------------------

Other income (expense)
   Interest income                                                           0                     0
   Interest expense                                                    (10,168)               (2,177)
                                                            ------------------  --------------------

          Total other income (expense)                                 (10,168)               (2,177)
                                                            ------------------  --------------------

Net income (loss) before income tax                                   (132,786)             (136,761)
   Income tax expense                                                        0                     0
                                                            ------------------  --------------------

Net income (loss)                                           $         (132,786) $           (136,761)
                                                            ==================  ====================
Net income (loss) per weighted average share, basic         $            (0.01) $              (0.01)
                                                            ==================  ====================
Weighted average number of shares - basic                           12,594,260            11,700,000
                                                            ==================  ====================













     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                      Additional         Retained            Total
                                      Number of         Common          Paid-in          Earnings        Stockholders'
                                        Shares           Stock          Capital         (Deficit)           Equity
                                    ---------------- ------------- ----------------- ---------------- -------------------

BEGINNING BALANCE, January 1, 2001             1,000 $         100 $          15,900 $       (482,658)$          (466,658)

Reverse merger                            11,699,000        11,600          (519,597)         507,997                   0
Net income                                         0             0                 0          (25,339)            (25,339)
                                    ---------------- ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2001                 11,700,000        11,700          (503,697)               0            (491,997)

Shares issued for cash                       840,260           840           499,160                0             500,000
Shares issued for services                    54,000            54            32,346                0              32,400
Net loss                                           0             0                 0         (517,207)           (517,207)
                                    ---------------- ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2002                 12,594,260        12,594            27,809         (517,207)           (476,804)

Net loss                                           0             0                 0         (132,786)           (132,786)
                                    ---------------- ------------- ----------------- ---------------- -------------------

ENDING BALANCE, January 31, 2003
(unaudited)                               12,594,260 $      12,594 $          27,809 $       (649,993)$          (609,590)
                                    ================ ============= ================= ================ ===================













     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                            Statements of Cash Flows
                         Three Months Ended January 31,
                                   (Unaudited)



                                                                     2003             2002
                                                                --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $      (132,786)$        (136,761)
Adjustments to reconcile net loss to net cash used for
operating activities:
   Depreciation                                                           2,010             1,305
   Shares issued for services                                                 0                 0
Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                           (1,170,786)         (336,574)
   Increase (decrease) prepaid expenses                                     478                 0
   Increase (decrease) accounts payable and accrued expenses          1,316,868           152,040
                                                                --------------- -----------------

Net cash used by operating activities                                    15,784          (319,990)
                                                                --------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                   0            (9,894)
                                                                --------------- -----------------

Net cash (used) provided by investing activities                              0            (9,894)
                                                                --------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                               0            51,096
   Repayment of bank overdraft                                                0                 0
   Proceeds from line of credit                                               0                 0
   Repayments on line of credit                                               0            (2,381)
   Proceeds from notes payable                                          687,824           223,644
   Repayments on notes payable                                         (210,990)         (138,970)
   Repayments of bank term loan                                          (3,099)           (3,099)
   Extension of notes receivable                                       (687,824)         (223,644)
   Repayments of notes receivable                                       210,989           138,583
   Extension of notes receivable - related party                        (46,138)         (191,640)
   Repayments of notes receivable - related party                             0                 0
   Proceeds from notes payable - related party                           16,356                 0
   Payments on notes payable - related party                                  0           (18,813)
   Proceeds from issuance of common stock                                     0           500,000
                                                                --------------- -----------------

Net cash provided by financing activities                               (32,882)          334,776
                                                                --------------- -----------------

Net increase (decrease) in cash                                         (17,098)            4,892

CASH, beginning of period                                                20,978             3,710
                                                                --------------- -----------------

CASH, end of period                                             $         3,880 $           8,602
                                                                =============== =================

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                           $        10,168 $           2,262
                                                                =============== =================







     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                          Notes to Financial Statements
               (Information with respect to the three months ended
                    January 31, 2003 and 2002 is unaudited)

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

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(1)  Summary of Significant Accounting Principles, continued
     d) Use of estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

     f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using accelerated methods. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,010 and $1,305 for the three months ended January 31, 2003 and 2002, respectively.

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

     j) Interim financial statements The financial statements for the three months ended January 31, 2003 and 2002, include all adjustments which in the opinion of management are necessary for fair presentation. Such adjustments are of a normal recurring nature. The results for three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $650,000, which expire $132,800 and $517,200 on October 31, 2023 and 2022, respectively. The net operating loss prior to October 31, 2001, of $508,000, was capitalized upon the completion of the reverse merger and termination of Subchapter S election status, and treated as an constructive distribution to the former stockholders of the subsidiary.

     The amount recorded as deferred tax asset as of October 31, 2002 is approximately $228,000 which represents the amount of tax benefits of the loss carry-forward. The Company has established a valuation allowance for this deferred tax asset of $228,000 as the Company has no sustained history of profitable operations. Had the Company not reported under Subchapter S of the Internal Revenue Code, it would not have reported any tax accrual for the ten months ended October 31, 2001, as it recorded a loss of $25,300, as it would have had approximately $508,000 of loss carryforwards to utilize.

(4) Related parties The Company pays a related party corporation a management fee for certain general and administrative expenses. For the six months ended January 31, 2003 these fees amounted to $15,000. The Company has certain notes receivable from related parties as well as notes payable to related parties outstanding during the periods presented. Both the notes receivable and the notes payable carry no stated interest rate or repayment terms. Therefore the Company accounts for them as short-term demand notes. Related party balances and amounts for the periods are as follows:

                                                 January 31, 2003     October 31, 2002
                                                    (unaudited)
                                               ------------------   -----------------
Loan receivable - stockholder                  $           76,536   $          48,012
                                               ==================   =================
Loan receivable - employees                    $          177,236   $         165,694
                                               ==================   =================
Loan receivable - commission sales personnel   $          105,965   $         103,217
                                               ==================   =================
Loan receivable - affiliated company           $                0   $               0
                                               ==================   =================
Loan payable  - stockholder/employee           $          207,258   $         190,902
                                               ==================   =================

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(5)  Property and equipment Property and equipment consists of:

                                     January 31, 2003       October 31, 2002
                                        (unaudited)
                                   --------------------   ------------------
Equipment                          $             30,465   $           30,465
Furniture and fixtures                            2,107                2,107
Leasehold improvements                            3,187                3,187
Less: accumulated depreciation                  (13,096)             (11,086)
                                   --------------------   ------------------
Property and equipment, net        $             22,663   $           24,673
                                   ====================   ==================

(6)  Notes receivable Notes receivable balances are:

                                                            January 31, 2003    October 31, 2002
                                                               (unaudited)
                                                           -----------------   -----------------
Customer term loans, five year term with 15% interest rate $       4,136,346   $       3,659,511
Less: current portion                                               (952,967)           (778,102)
                                                           -----------------   -----------------
Net long term notes receivable                             $       3,183,379   $       2,881,409
                                                           =================   =================

     Maturities on these notes are:

                                       January 31, 2003     October 31, 2002
                                          (unaudited)
                                     -------------------   ------------------
2003                                 $           952,967   $          778,102
                                     ===================   ==================
2004                                 $           792,349   $          894,410
                                     ===================   ==================
2005                                 $         1,097,982   $          923,346
                                     ===================   ==================
2006                                 $           934,577   $          834,869
                                     ===================   ==================
2007 and thereafter                  $           721,532   $          545,707
                                     ===================   ==================

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(7)  Long term debt Long term debt consists of:

                                                                January 31, 2003     October 31, 2002
                                                                  (unaudited)
                                                              -------------------   -----------------
Bank term loan, April 2004 maturity, prime plus 2%            $            10,846   $          13,945
Penn Power & Light term loans, five year term, 12.5% to 15%             4,136,346           3,659,512
Less; current portion                                                  (1,169,525)           (978,305)
                                                              -------------------   -----------------
Net long term loans payable                                   $         2,977,667   $       2,695,152
                                                              ===================   =================

     Maturities on these notes are:

                                      January 31, 2003     October 31, 2002
                                         (unaudited)
                                    ------------------   ------------------
2003                                $        1,169,525   $          978,305
                                    ==================   ==================
2004                                $          966,296   $          899,055
                                    ==================   ==================
2005                                $          925,581   $          923,346
                                    ==================   ==================
2006                                $          934,577   $          834,869
                                    ==================   ==================
2007 and thereafter                 $          358,471   $          228,784
                                    ==================   ==================

(8) Short-Term Line of Credit The Company has a $200,000 demand line of credit which carries an interest rate of the issuing bank's prime rate plus 1%, which is secured by substantially all of the assets of the Company and stockholder personal guarantees. During the three months ended January 31, 2003, the maximum drawn on this line was $178,571, and the balance at January 31, 2003 was $178,571.

(9) Lease commitments The Company currently leases its new Jersey office space under a lease that expired in May 2003, and the Company is now on a month to month lease. Payments under this lease were $5,446 for the three months ended January 31, 2003.

     The Company also has an office in Pennsylvania which had been under a one-year lease with a one year extension that expires December 31, 2003. Payments under this lease were $3,000 for the three months ended January 31, 2003.

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(9)  Lease  commitments, continued
     The Company also has a three year lease for certain office equipment, expiring in 2005. Payments under this lease were $3,099 for the three months ended January 31, 2003.

     Future lease commitments are:

                                   January 31, 2003        October 31, 2002
                                     (unaudited)
                                ----------------------   ---------------------
2003                            $               17,412   $              28,957
                                ======================   =====================
2004                            $                8,169   $               8,169
                                ======================   =====================
2005                            $                4,627   $               4,627
                                ======================   =====================
2006                            $                    0   $                   0
                                ======================   =====================
2007 and thereafter             $                    0   $                   0
                                ======================   =====================

(10) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred net losses totaling $650,000, reflects a stockholders' deficit of approximately $609,600 and negative working capital of $993,800 at January 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has embarked on a plan to raise additional equity via a private placement. The Company has also taken steps to reduce its operating expenses. The Company is also exploring the option of issuing its common stock to certain creditors as payment, thereby reducing its cash outlay. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations - For the Three Months Ended  January 31, 2003 and 2002

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

Revenues

Total Revenue for the three months ended January 31, 2003 and 2002 was $1,069,500 and $533,200. Revenues are higher as a result of increased sales efforts, primarily in lighting retrofit jobs,.

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

Cost of Sales

Cost of sales for the three months ended January 31, 2003 and 2002 were $779,200 and $317,200. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable.

Operating Expenses

Selling expenses for the three months ended January 31, 2003 and 2002 were $177,500 and $147,300. General and administrative expenses for the three months ended January 31, 2003 and 2002 were $235,500 and $203,400. Total operating expenses for the three months ended January 31, 2003 and 2002 were $413,000 and $350,600. The reason for the significant increase in expenses was that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Net Income/Loss

Net loss for the three months ended January 31, 2003 and 2002 was $132,800 and $136,800.

Assets and Liabilities

Assets were $7,811,100 and $6,137,000 as of January 31, 2003 and October 31, 2002. As of January 31, 2003 and October 31, 2002, assets consisted primarily of accounts receivable with a value of $3,283,900 and $2,113,100 and notes receivable in the amount of $3,183,400 and $2,881,409, respectively.

Total  current  liabilities  as of January  31,  2003 and  October 31, 2002 were
$5,235,800 and $3,727,000. Long-term debt, less current portion was $3,184,900 and $2,886,100, respectively.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At January 31, 2003 and October 31, 2002 the Company had cash and cash equivalents of $3,900 and $21,000.

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

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At January 31, 2003 and October 31, 2002, the Company's notes receivable were 52.9% and 59.6% of total assets.

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

The Company is obligated to the following cash outflows at October 31, 2002:

                                                         Less than 1                               After 5
Contractual obligations:                      Total          year       1-3 years   4 - 5 years     years
-------------------------------------------------------- ------------- ------------ ------------ -------------
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




                     NATIONAL ENERGY SERVICES COMPANY, INC.
                       ---------------------------------
                                  (Registrant)



Date October 31, 2003     By: /s/John A. Grillo
                          ----------------------------------------
                          John A. Grillo,  Chairman & President

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