Form 10QSB
period 2003-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2003-11-07
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2003

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

                                  Yes [X]       No [_]




As of April 30, 2003, there were 12,594,260 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     National Energy Services Company, Inc.
                           Consolidated Balance Sheets



                                                                     April 30, 2003     October 31, 2002
                                                                  ------------------   -------------------
                                         ASSETS                       (unaudited)
CURRENT ASSETS
   Cash                                                           $            2,149   $            20,978
   Accounts receivable                                                     2,497,096             2,113,115
   Notes and accrued interest receivable                                   1,070,658               778,102
   Prepaid expenses                                                            7,461                 1,750
                                                                  ------------------   -------------------
     Total current assets                                                  3,577,364             2,913,945
                                                                  ------------------   -------------------

PROPERTY AND EQUIPMENT, NET                                                   20,654                24,673

OTHER ASSETS
   Notes and accrued interest receivable -related parties                    377,869               316,923
   Notes and accrued interest receivable                                   3,463,891             2,881,409
                                                                  ------------------   -------------------
      Total other assets                                                   3,841,760             3,198,332
                                                                  ------------------   -------------------

Total Assets                                                      $        7,439,778   $         6,136,950
                                                                  ==================   ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                 $            8,471   $                 0
   Short-term line of credit                                                 178,571               178,571
   Current portion of long term debt and accrued interest                  1,660,499               978,305
   Accounts payable                                                        2,703,605             2,445,800
   Accrued expenses                                                          135,182               125,024
                                                                  ------------------   -------------------

     Total current liabilities                                             4,686,328             3,727,700
                                                                  ------------------   -------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                       3,463,822             2,886,054
                                                                  ------------------   -------------------

Total Liabilities                                                          8,150,150             6,613,754
                                                                  ------------------   -------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 20,000,000 shares:
      12,594,260 issued and outstanding                                       12,594                12,594
   Additional paid-in capital                                                 27,809                27,809
   Retained earnings (deficit)                                              (750,775)             (517,207)
                                                                  ------------------   -------------------

     Total Stockholders' Equity                                             (710,372)             (476,804)
                                                                  ------------------   -------------------

Total Liabilities and Stockholders' Equity                        $        7,439,778   $         6,136,950
                                                                  ==================   ===================








     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                       Six Months Ended
                                                                   April 30,                              April 30,
                                                    ----------------------------------- ------------------------------------

                                                          2003              2002              2003               2002
                                                    ----------------- ----------------- ----------------- ------------------
REVENUES
    Equipment sales                                 $         594,908 $       1,439,914 $       1,601,293 $        1,960,294
   Management revenue                                         103,177            17,153           140,886             30,004
   Energy management revenue                                   20,150                 0             43775                  0
   Energy sales                                                     0                 0             1,810                  0
                                                    ----------------- ----------------- ----------------- ------------------
         Total Revenue                                        718,235         1,457,067         1,787,764          1,990,298

COST OF SALES                                                 439,561           850,927         1,218,717          1,168,120
                                                    ----------------- ----------------- ----------------- ------------------
       Gross Margin                                           278,674           606,140           569,047            822,178
OPERATING EXPENSES
   Selling                                                    132,179           186,525           309,670            333,779
   General and administrative expenses                        215,116           229,424           450,616            432,792
                                                    ----------------- ----------------- ----------------- ------------------

         Total expenses                                       347,295           415,949           760,286            766,571
                                                    ----------------- ----------------- ----------------- ------------------

Income (loss) from operations                                 (68,621)          190,191          (191,239)            55,607
                                                    ----------------- ----------------- ----------------- ------------------

Other income (expense)
   Interest income                                                  0                 0                 0                  0
   Interest expense                                           (32,161)           (3,393)          (42,329)            (5,570)
                                                    ----------------- ----------------- ----------------- ------------------

          Total other income (expense)                        (32,161)           (3,393)          (42,329)            (5,570)
                                                    ----------------- ----------------- ----------------- ------------------

Net income (loss) before income tax                          (100,782)          186,798          (233,568)            50,037
   Income tax expense                                               0                 0                 0                  0
                                                    ----------------- ----------------- ----------------- ------------------

Net income (loss)                                   $        (100,782)$         186,798 $        (233,568)$           50,037
                                                    ================= ================= ================= ==================
Net income (loss) per weighted average share, basic $           (0.01)$            0.02 $           (0.02)$              0.01
                                                    ================= ================= ================= ==================
Weighted average number of shares - basic                  12,594,260        12,579,260        12,594,260         12,370,356
                                                    ================= ================= ================= ==================










     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                 Consolidated Statements of Stockholders' Equity




                                                                         Additional         Retained            Total
                                         Number of         Common          Paid-in          Earnings        Stockholders'
                                           Shares           Stock          Capital         (Deficit)           Equity
                                     ------------------ ------------- ----------------- ---------------- -------------------

BEGINNING BALANCE, January 1, 2001                1,000 $         100 $          15,900 $       (482,658)$          (466,658)

Reverse merger                               11,699,000        11,600          (519,597)         507,997                   0
Net income                                            0             0                 0          (25,339)            (25,339)
                                     ------------------ ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2001                    11,700,000        11,700          (503,697)               0            (491,997)

Shares issued for cash                          840,260           840           499,160                0             500,000
Shares issued for services                       54,000            54            32,346                0              32,400
Net loss                                              0             0                 0         (517,207)           (517,207)
                                     ------------------ ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2002                    12,594,260        12,594            27,809         (517,207)           (476,804)

Net loss                                              0             0                 0         (233,568)           (233,568)
                                     ------------------ ------------- ----------------- ---------------- -------------------

ENDING BALANCE, April 30, 2003
(unaudited)                                  12,594,260 $      12,594 $          27,809 $       (750,775)$          (710,372)
                                     ================== ============= ================= ================ ===================










     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                            Statements of Cash Flows
                           Six months ended April 30,
                                   (Unaudited)


                                                                     2003             2002
                                                                --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $      (233,568)$         50,037
Adjustments to reconcile net loss to net cash used for
operating activities:
   Depreciation                                                           4,018            2,118
   Shares issued for services                                                 0           23,400
Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                             (383,980)      (1,414,025)
   Increase (decrease) prepaid expenses                                  (5,711)               0
   Increase (decrease) accounts payable and accrued
       expenses                                                         122,884          896,767
                                                                --------------- ----------------

Net cash used by operating activities                                  (496,357)        (441,703)
                                                                --------------- ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                   0          (14,670)
                                                                --------------- ----------------

Net cash (used) provided by investing activities                              0          (14,670)
                                                                --------------- ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                         153,550          137,200
   Repayment of bank overdraft                                                0                0
   Proceeds from line of credit                                               0                0
   Repayments on line of credit                                               0           (9,524)
   Proceeds from notes payable                                        1,324,300          663,384
   Repayments on notes payable                                         (449,329)        (324,145)
   Repayments of bank term loan                                          (4,648)          (5,423)
   Extension of notes receivable                                     (1,324,300)        (663,384)
   Repayments of notes receivable                                       449,262          323,755
   Extension of notes receivable - related party                        (60,946)        (130,758)
   Repayments of notes receivable - related party                             0                0
   Proceeds from notes payable - related party                          389,639                0
   Payments on notes payable - related party                                  0          (34,050)
   Proceeds from issuance of common stock                                     0          500,000
                                                                --------------- ----------------

Net cash provided by financing activities                               477,528          457,055
                                                                --------------- ----------------

Net increase (decrease) in cash                                         (18,829)             682

CASH, beginning of period                                                20,978            3,710
                                                                --------------- ----------------

CASH, end of period                                             $         2,149 $          4,392
                                                                =============== ================

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                           $        20,737 $          5,570
                                                                =============== ================





     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                          Notes to Financial Statements
                (Information with respect to the six months ended
                     April 30, 2003 and 2002 is unaudited)

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

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(1)  Summary of Significant Accounting Principles, continued
     f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using accelerated methods. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $4,018 and $2,118 for the six months ended April 30, 2003 and 2002, respectively.

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

     j) Interim financial statements The financial statements for the six months ended April 30, 2003 and 2002, include all adjustments which in the opinion of management are necessary for fair presentation. Such adjustments are of a normal recurring nature. The results for six months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $750,800, which expire $233,600 on October 31, 2023 and $517,200 on October 31, 2022. The
     net operating loss prior to October 31, 2001, of $508,000, was capitalized upon the completion of the reverse merger and termination of Subchapter S election status, and treated as an constructive distribution to the former stockholders of the subsidiary.

     The amount recorded as deferred tax asset as of October 31, 2002 is approximately $285,000 which represents the amount of tax benefits of the loss carry-forward. The Company has established a valuation allowance for this deferred tax asset of $285,000 as the Company has no sustained history of profitable operations. Had the Company not reported under Subchapter S of the Internal Revenue Code, it would not have reported any tax accrual for the ten months ended October 31, 2001, as it recorded a loss of $25,300, and it would have had approximately $508,000 of loss carryforwards to utilize.

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(4) Related parties The Company pays a related party corporation a management fee for certain general and administrative expenses. For the six months ended April 30, 2003 these fees amounted to $30,000. The Company has certain notes receivable from related parties as well as notes payable to related parties outstanding during the periods presented. Both the notes receivable and the notes payable carry no stated interest rate or repayment terms. Therefore the Company accounts for them as short-term demand notes. Related party balances and amounts for the periods are as follows:

                                                  April 30, 2003      October 31, 2002
                                                   (unaudited)
                                                ------------------   -----------------
Loan receivable - stockholder                   $           88,548   $          48,012
                                                ==================   =================
Loan receivable - employees                     $          176,668   $         165,694
                                                ==================   =================
Loan receivable - commission sales personnel    $          102,329   $         103,217
                                                ==================   =================
Loan receivable - affiliated company            $                0   $               0
                                                ==================   =================
Loan payable  - stockholder/employee            $          580,541   $         190,902
                                                ==================   =================

(5) Property and equipment Property and equipment consists of:

                                    April 30, 2003   October 31, 2002
                                      (unaudited)
                                   ---------------   ----------------
Equipment                          $        30,465   $         30,465
Furniture and fixtures                       2,107              2,107
Leasehold improvements                       3,187              3,187
Less: accumulated depreciation             (15,105)           (11,086)
                                   ---------------   ----------------
Property and equipment, net        $        20,654   $         24,673
                                   ===============   ================

(6)  Notes receivable Notes receivable balances are:

                                                              April 30, 2003    October 31, 2002
                                                                (unaudited)
                                                            -----------------   ----------------
Customer term loans, five year term with 15% interest rate  $       4,534,449   $      3,659,511
Less: current portion                                              (1,070,658)          (778,102)
                                                            -----------------   ----------------
Net long term notes receivable                              $       3,463,791   $      2,881,409
                                                            =================   ================

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(6)  Notes receivable, continued

     Maturities on these notes are:

                                        April 30, 2003   October 31, 2002
                                         (unaudited)
                                      ----------------   ----------------
2003                                  $      1,070,658   $        778,102
                                      ================   ================
2004                                  $        605,755   $        894,410
                                      ================   ================
2005                                  $      1,215,866   $        923,346
                                      ================   ================
2006                                  $      1,068,070   $        834,869
                                      ================   ================
2007 and thereafter                   $        952,069   $        545,707
                                      ================   ================

(7) Long term debt Long term debt consists of:

                                                               April 30, 2003   October 31, 2002
                                                                 (unaudited)
                                                             ----------------   ----------------
Bank term loan, April 2004 maturity, prime plus 2%           $          9,297   $         13,945
Penn Power & Light term loans, five year term, 12.5% to 15%         4,534,483          3,659,512
Less; current portion                                              (1,660,499)          (978,305)
                                                             ----------------   ----------------
Net long term loans payable                                  $      2,883,281   $      2,695,152
                                                             ================   ================

     Maturities on these notes are:

                                     April 30, 2003    October 31, 2002
                                       (unaudited)
                                   ----------------   -----------------
2003                               $      1,660,499   $         978,305
                                   ================   =================
2004                               $        610,405   $         899,055
                                   ================   =================
2005                               $      1,215,866   $         923,346
                                   ================   =================
2006                               $      1,068,070   $         834,869
                                   ================   =================
2007 and thereafter                $        569,481   $         228,784
                                   ================   =================

(8) Short-Term Line of Credit The Company has a $200,000 demand line of credit which carries an interest rate of the issuing bank's prime rate plus 1%, which is secured by substantially all the assets of the Company and stockholder personal guarantees. During the six months ended April 30, 2003, the maximum drawn on this line was $178,571, and the balance at April 30, 2003 was $178,571.

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(9) Lease commitments The Company currently leases its new Jersey office space under a lease that expired in May 2003, and the Company is now on a month to month lease. Payments under this lease were $12,183 for the six months ended April 30, 2003.

     The Company also has an office in Pennsylvania which had been under a one-year lease with a one year extension that expires December 31, 2003. Payments under this lease were $6,000 for the six months ended April 30, 2003.

     The Company also has a three year lease for certain office equipment, expiring in 2005. Payments under this lease were $6,210 for the six months ended April 30, 2003.

     Future lease commitments are:

                            April 30, 2003    October 31, 2002
                             (unaudited)
                           ---------------   -----------------
2003                       $        14,427   $          28,957
                           ===============   =================
2004                       $         8,169   $           8,169
                           ===============   =================
2005                       $         4,627   $           4,627
                           ===============   =================
2006                       $             0   $               0
                           ===============   =================
2007 and thereafter        $             0   $               0
                           ===============   =================

(10) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred net losses totaling $750,800, reflects a stockholders' deficit of approximately $710,400 and negative working capital of $1,109,000 at April 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has embarked on a plan to raise additional equity via a private placement. The Company has also taken steps to reduce its operating expenses. The Company is also exploring the option of issuing its common stock to certain creditors as payment, thereby reducing its cash outlay. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of  Operations  - For the Six and Three  Months Ended April 30, 2003 and
2002

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

Revenues

Total Revenue for the six months ended April 30, 2003 and 2002 was $1,787,800 and $1,990,300. Total Revenue for the three months ended April 30, 2003 and 2002 was $718,200 and $1,457,100. Revenues are only slightly higher as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges.

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

Cost of Sales

Cost of sales for the six months ended April 30, 2003 and 2002 were $1,218,700 and $1,168,100. Cost of sales for the three months ended April 30, 2003 and 2002 were $439,600 and $850,900. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable.

Operating Expenses

Selling expenses for the six months ended April 30, 2003 and 2002 were $309,700 and $333,800. Selling expenses for the three months ended April 30, 2003 and 2002 were $132,200 and $186,500. General and administrative expenses for the six months ended April 30, 2003 and 2002 were $450,600 and $432,800. General and administrative expenses for the three months ended April 30, 2003 and 2002 were $215,100 and $229,400. Total operating expenses for the six months ended April 30, 2003 and 2002 were $760,300 and $766,600. Total operating expenses for the three months ended April 30, 2003 and 2002 were $347,300 and $415,900. The reason for the significant increase in expenses was that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Net Income/Loss

Net income(loss) for the six ten months ended April 30, 2003 and 2002 was ($233,600) and $50,000. Net income(loss) for the three months ended April 30, 2003 and 2002 was ($100,800) and $186,800.

Assets and Liabilities

Assets were $7,439,800 and $6,137,000 as of April 30, 2003 and October 31, 2002.
As of April 30, 2003 and October 31, 2002, assets consisted primarily of accounts receivable with a value of $2,497,100 and $2,113,100 and notes receivable in the amount of $3,463,900 and $2,881,409, respectively.

Total  current  liabilities  as of April  30,  2003 and  October  31,  2002 were
$4,686,300 and $3,727,000. Long-term debt, less current portion was $3,463,800 and $2,445,800, respectively.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At April 30, 2003 and October 31, 2002 the Company had cash and cash equivalents of $2,100 and $21,000.

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

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At April 30, 2003 and October 31, 2002, the Company's notes receivable were 60.9% and 59.6% of total assets.

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

The Company is obligated to the following cash outflows at October 31, 2002:

                                                     Less than 1                                After 5
Contractual obligations:                  Total          year       1-3 years    4 - 5 years     years
------------------------------------   ------------- ------------- ------------ ------------ -------------
Loans payable - stockholder/employee       $190,902      $190,902           $0            $0           $0
                                       ============= ============= ============ ============ =============
Bank term loan                              $13,945        $9,300       $4,645            $0           $0
                                       ============= ============= ============ ============ =============
Penn Power & Light term loans            $3,659,512      $778,103     $894,410      $923,346   $1,063,653
                                       ============= ============= ============ ============ =============
Short-term line of credit                  $178,571      $178,571           $0            $0           $0
                                       ============= ============= ============ ============ =============
Operating leases                            $41,753       $28,957      $12,796            $0           $0
                                       ============= ============= ============ ============ =============

Employees

At April 30, 2003, the Company employed eleven (11) full time and one (1) part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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