Form 10QSB
period 2003-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2003-11-07
CIK 1165336

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2003

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

                                  Yes [X] No[_]

As of July 31, 2003, there were 15,573,014 shares of voting stock of the registrant issued and outstanding.

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     National Energy Services Company, Inc.
                           Consolidated Balance Sheets



                                                                          July 31,              October 31,
                                                                            2003                    2002
                                                                    ---------------------  ----------------------
                                                                         (unaudited)
                                        ASSETS
CURRENT ASSETS
   Cash                                                             $                   0  $               20,978
   Accounts receivable                                                          2,630,276               2,113,115
   Notes and accrued interest receivable                                        1,095,110                 778,102
   Prepaid expenses                                                                 6,984                   1,750
                                                                    ---------------------  ----------------------
     Total current assets                                                       3,732,370               2,913,945
                                                                    ---------------------  ----------------------

PROPERTY AND EQUIPMENT, NET                                                        18,645                  24,673

OTHER ASSETS
   Notes and accrued interest receivable -related parties                         373,606                 316,923
   Notes and accrued interest receivable                                        3,620,014               2,881,409
                                                                    ---------------------  ----------------------
      Total other assets                                                        3,993,620               3,198,332
                                                                    ---------------------  ----------------------

Total Assets                                                        $           7,744,635  $            6,136,950
                                                                    =====================  ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                   $              13,405  $                    0
   Short-term line of credit                                                      154,761                 178,571
   Current portion of long term debt and accrued interest                       1,586,942                 978,305
   Accounts payable                                                             2,988,988               2,445,800
   Accrued expenses                                                               118,662                 125,024
                                                                    ---------------------  ----------------------

     Total current liabilities                                                  4,862,758               3,727,700
                                                                    ---------------------  ----------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                            3,619,427               2,886,054
                                                                    ---------------------  ----------------------

Total Liabilities                                                               8,482,185               6,613,754
                                                                    ---------------------  ----------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 20,000,000 shares:
      15,573,014 and 12,594,260 issued and outstanding                             15,573                  12,594
   Additional paid-in capital                                                     224,830                 176,899
   Retained earnings (deficit)                                                   (977,953)               (666,297)
                                                                    ---------------------  ----------------------

     Total Stockholders' Equity                                                  (737,550)               (476,804)
                                                                    ---------------------  ----------------------

Total Liabilities and Stockholders' Equity                          $           7,744,635  $            6,136,950
                                                                    =====================  ======================




     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                                   July 31,                                July 31,
                                                    ----------------------------------- ------------------------------------
                                                          2003              2002              2003               2002
                                                    ----------------- ----------------- ----------------- ------------------
REVENUES
    Equipment sales                                 $         540,056 $         190,924 $       2,141,349 $        2,151,218
   Management revenue                                          50,595            12,353           191,481             42,357
   Energy management revenue                                   17,250                 0             61025                  0
   Energy sales                                                     0                 0             1,810                  0
                                                    ----------------- ----------------- ----------------- ------------------
         Total Revenue                                        607,901           203,277         2,395,665          2,193,575

COST OF SALES                                                 558,527           154,214         1,777,244          1,322,334
                                                    ----------------- ----------------- ----------------- ------------------
       Gross Margin                                            49,374            49,063           618,421            871,241
OPERATING EXPENSES
   Selling                                                    102,971           130,810           412,641            464,589
   General and administrative expenses                        169,273           179,805           619,889            643,171
                                                    ----------------- ----------------- ----------------- ------------------

         Total expenses                                       272,244           310,615         1,032,530          1,107,760
                                                    ----------------- ----------------- ----------------- ------------------

Income (loss) from operations                                (222,870)         (261,552)         (414,109)          (236,519)
                                                    ----------------- ----------------- ----------------- ------------------

Other income (expense)
   Interest income                                                  0                 0                 0                  0
   Interest expense                                            (4,308)           (2,576)          (46,637)            (9,972)
                                                    ----------------- ----------------- ----------------- ------------------

          Total other income (expense)                         (4,308)           (2,576)          (46,637)            (9,972)
                                                    ----------------- ----------------- ----------------- ------------------

Net income (loss) before income tax                          (227,178)         (264,128)         (460,746)          (246,491)
   Income tax expense                                               0                 0                 0                  0
                                                    ----------------- ----------------- ----------------- ------------------

Net income (loss)                                   $        (227,178)$        (264,128)$        (460,746)$         (246,491)
                                                    ================= ================= ================= ==================
Net income (loss) per weighted average share, basic $           (0.02)$           (0.02)$           (0.03)$            (0.03)
                                                    ================= ================= ================= ==================
Weighted average number of shares - basic                  13,079,926        12,594,260        14,580,096         12,296,173
                                                    ================= ================= ================= ==================




     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                 Consolidated Statements of Stockholders' Equity




                                                                       Additional         Retained            Total
                                       Number of         Common          Paid-in          Earnings        Stockholders'
                                         Shares           Stock          Capital         (Deficit)           Equity
                                     ---------------- ------------- ----------------- ---------------- -------------------

BEGINNING BALANCE, January 1, 2001              1,000 $         100 $          15,900 $       (482,658)$          (466,658)

Reverse merger                             11,699,000        11,600          (519,597)         507,997                   0
Net income                                          0             0                 0          (25,339)            (25,339)
                                     ---------------- ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2001                  11,700,000        11,700          (503,697)               0            (491,997)

Shares issued for cash                        840,260           840           499,160                0             500,000
Shares issued for services                     54,000            54            32,346                0              32,400
Net loss                                            0             0                 0         (517,207)           (517,207)
                                     ---------------- ------------- ----------------- ---------------- -------------------

BALANCE, October 30, 2002                  12,594,260        12,594            27,809         (517,207)           (476,804)

Shares issued for cash                      2,978,754         2,979           197,021                0             200,000
Net loss                                            0             0                 0         (460,746)           (460,746)
                                     ---------------- ------------- ----------------- ---------------- -------------------

ENDING BALANCE, July 31, 2003
(unaudited)                                15,573,014 $      15,573 $         224,830 $       (977,953)$          (737,550)
                                     ================ ============= ================= ================ ===================











     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                            Statements of Cash Flows
                           Nine Months Ended July 31,
                                   (Unaudited)



                                                                                     2003             2002
                                                                                --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $      (460,746)$        (246,491)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation                                                                           6,028             3,533
   Shares issued for services                                                                 0            32,400
Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                                             (517,161)       (1,034,905)
   Increase (decrease) prepaid expenses                                                  (5,234)          (32,000)
   Increase (decrease) accounts payable and accrued
       expenses                                                                         536,826           765,978
                                                                                --------------- -----------------

Net cash used by operating activities                                                  (440,287)         (511,485)
                                                                                --------------- -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                   0           (23,169)
                                                                                --------------- -----------------

Net cash (used) provided by investing activities                                              0           (23,169)
                                                                                --------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                                          13,405           184,646
   Repayment of bank overdraft                                                                0                 0
   Proceeds from line of credit                                                               0                 0
   Repayments on line of credit                                                         (23,810)          (19,048)
   Proceeds from notes payable                                                        1,763,860         1,051,724
   Repayments on notes payable                                                         (708,835)         (471,974)
   Repayments of bank term loan                                                          (6,972)           (6,964)
   Extension of notes receivable                                                     (1,763,860)       (1,051,724)
   Repayments of notes receivable                                                       708,247           471,578
   Extension of notes receivable - related party                                        (56,683)         (190,899)
   Repayments of notes receivable - related party                                             0                 0
   Proceeds from notes payable - related party                                                0            78,732
   Payments on notes payable - related party                                            293,957                 0
   Proceeds from issuance of common stock                                               200,000           500,000
                                                                                --------------- -----------------

Net cash provided by financing activities                                               419,309           546,071
                                                                                --------------- -----------------

Net increase (decrease) in cash                                                         (20,978)           11,417

CASH, beginning of period                                                                20,978             3,710
                                                                                --------------- -----------------

CASH, end of period                                                             $             0 $          15,127
                                                                                =============== =================

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash                                                           $        46,637 $           9,972
                                                                                =============== =================





     The accompanying notes are an integral part of the financial statements

                     National Energy Services Company, Inc.
                          Notes to Financial Statements
               (Information with respect to the nine months ended
                      July 31, 2003 and 2002 is unaudited)

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

     e) Revenue  recognition  The Company  has four  distinct  revenue  streams:
     Equipment sales, management revenue, energy management and energy sales. For equipment sales revenue is recognized in accordance with signed agreements with customers, typically 60 months, and only upon the completion of installation. As part of these agreements, the Company directly receives all utility company billings for the customers to allow the Company to monitor savings the customer is realizing. Management revenue is recognized and billed monthly as earned. This also includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being charged correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user. Cost of sales are recognized as incurred and matched to the related revenues. In addition, the master agreements with PP&L and Charter Management for the provision of financing to the Company which passes

     e) Revenue recognition, continued it through to the end user under the same terms and conditions. Therefore, the Company records the financing on both sides at gross amounts, as the Company is ultimately liable to the lending sources.

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

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(1)  Summary of Significant Accounting Principles, continued
     j) Interim financial statements The financial statements for the nine months ended July 31, 2003 and 2002, include all adjustments which in the opinion of management are necessary for fair presentation. Such adjustments are of a normal recurring nature. The results for nine months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $978,000, which expire $460,800 on October 31, 2023 and $517,200 on October 31, 2022. The
     net operating loss prior to October 31, 2001, of $508,000, was capitalized upon the completion of the reverse merger and termination of Subchapter S election status, and treated as an constructive distribution to the former stockholders of the subsidiary.

     The amount recorded as deferred tax asset as of October 31, 2002 is approximately $390,000 which represents the amount of tax benefits of the loss carry-forward. The Company has established a valuation allowance for this deferred tax asset of $390,000 as the Company has no sustained history of profitable operations. Had the Company not reported under Subchapter S of the Internal Revenue Code, it would not have reported any tax accrual for the ten months ended October 31, 2001, as it recorded a loss of $25,3000 and would have had approximately $508,000 of loss carryforwards.

(4) Related parties The Company pays a related party corporation a management fee for certain general and administrative expenses. For the year and ten months ended October 31, 2002 and 2001 these fees amounted to $89,997 and $24,000, respectively. For the nine months ended July 31, 2003these fees amounted to $45,000. The Company has certain notes receivable from related parties as well as notes payable to related parties outstanding during the periods presented. Both the notes receivable and the notes payable carry no stated interest rate or repayment terms. Therefore the Company accounts for them as short-term demand notes. Related party balances and amounts for the periods are as follows:

                     National Energy Services Company, Inc.
                          Notes to Financial Statements

(4)  Related  parties, continued

                                                      July 31, 2003     October 31,
                                                       (unaudited)           2002
                                                     ---------------   --------------
Loan receivable - stockholder                        $       184,443   $       48,012
                                                     ===============   ==============
Loan receivable - employees                          $        80,130   $      165,694
                                                     ===============   ==============
Loan receivable - commission sales personnel         $        93,615   $      103,217
                                                     ===============   ==============
Loan receivable - affiliated company                 $        15,418   $            0
                                                     ===============   ==============
Loan payable  - stockholder/employee                 $       484,859   $      190,902
                                                     ===============   ==============

(5) Property and equipment Property and equipment consists of:

                                       July 31, 2003        October 31,
                                        (unaudited)             2002
                                      -----------------   --------------
Equipment                             $          30,465   $       30,465
Furniture and fixtures                            2,107            2,107
Leasehold improvements                            3,187            3,187
Less: accumulated depreciation                  (17,114)         (11,086)
                                      -----------------   --------------
Property and equipment, net           $          18,645   $       24,673
                                      =================   ==============

(6)  Notes receivable Notes receivable balances are:

                                                                 July 31, 2003           October 31,
                                                                  (unaudited)                2002
                                                             ----------------------   ------------------
Customer term loans, five year term with 15% interest rate   $            4,715,124   $        3,659,511
Less: current portion                                                    (1,095,110)            (778,102)
                                                             ----------------------   ------------------
Net long term notes receivable                               $            3,620,014   $        2,881,409
                                                             ======================   ==================

                     National Energy Services Company, Inc.
                          Notes to Financial Statements


(6)  Notes receivable, continued

     Maturities on these notes are:

                                     July 31, 2003           October 31,
                                      (unaudited)                2002
                                 ----------------------   ------------------
2003                             $            1,095,110   $          778,102
                                 ======================   ==================
2004                             $            1,190,842   $          894,410
                                 ======================   ==================
2005                             $            1,242,426   $          923,346
                                 ======================   ==================
2006                             $              847,354   $          834,869
                                 ======================   ==================
2007 and thereafter              $              712,998   $          545,707
                                 ======================   ==================

(7)  Long term debt Long term debt consists of:

                                                                     July 31, 2003            October 31,
                                                                      (unaudited)                 2002
                                                                ------------------------   ------------------
Bank term loan, April 2004 maturity, prime plus 2%              $                  6,973   $           13,945
Penn Power & Light term loans, five year term, 12.5% to 15%                    4,714,537            3,659,512
Less; current portion                                                         (1,586,942)            (978,305)
                                                                ------------------------   ------------------
Net long term loans payable                                     $              3,134,568   $        2,695,152
                                                                ========================   ==================

     Maturities on these notes are:

                                    July 31, 2003           October 31,
                                     (unaudited)                2002
                                ----------------------   ------------------
2003                            $            1,586,942   $          978,305
                                ======================   ==================
2004                            $            1,190,842   $          899,055
                                ======================   ==================
2005                            $            1,242,426   $          923,346
                                ======================   ==================
2006                            $              847,354   $          834,869
                                ======================   ==================
2007 and thereafter             $              338,805   $          228,784
                                ======================   ==================

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

                     National Energy Services Company, Inc.
                          Notes to Financial Statements



(9) Lease commitments The Company currently leases its new Jersey office space under a lease that expired in May 2003, and the Company is now on a month to month lease. Payments under this lease were $18,197 for the nine months ended July 31, 2003 and $22,282 and $12,541 for the year and ten months ended October 31, 2002 and 2001 respectively.

     The Company also has an office in Pennsylvania which had been under a one-year lease with a one year extension that expires December 31, 2003. Payments under this lease were $9,000 for the nine months ended July 31, 2003 and $10,000 for the year ended October 31, 2002.

     The Company also has a three year lease for certain office equipment, expiring in 2005. Payments under this lease were $4,627 for the nine months ended July 31, 2003 and $1,623 for the year ended October 31, 2002.

     Future lease commitments are:

                                    July 31, 2003           October 31,
                                     (unaudited)                2002
                                ----------------------   ------------------
2003                            $                4,542   $           28,957
                                ======================   ==================
2004                            $                8,169   $            8,169
                                ======================   ==================
2005                            $                4,627   $            4,627
                                ======================   ==================
2006                            $                    0   $                0
                                ======================   ==================
2007 and thereafter             $                    0   $                0
                                ======================   ==================

(10) Going Concern As shown in the accompanying consolidated financial statements, the Company has incurred net losses totaling $978,000, reflects a stockholders' deficit of approximately $737,500 and negative working capital of $1,130,400 at July 31, 2003. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has embarked on a plan to raise additional equity via a private placement. The Company has also taken steps to reduce its operating expenses. The Company is also exploring the option of issuing its common stock to certain creditors as payment, thereby reducing its cash outlay. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of  Operations  - For the Nine and Three  Months Ended July 31, 2003 and
2002

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

Revenues

Total Revenue for the nine months ended July 31, 2003 and 2002 was $2,141,300 and $2,151,200. Total Revenue for the three months ended July 31, 2003 and 2002 was $607,900 and $203,300. Revenues are lower as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges.

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

Cost of Sales

Cost of sales for the nine months ended July 31, 2003 and 2002 were $1,777,200 and $1,322,300. Cost of sales for the three months ended July 31, 2003 and 2002 were $558,500 and $154,200. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable.

Operating Expenses

Selling expenses for the nine months ended July 31, 2003 and 2002 were $412,600 and $464,600. Selling expenses for the three months ended July 31, 2003 and 2002 were $103,000 and $130,800. General and administrative expenses for the nine months ended July 31, 2003 and 2002 were $619,900 and $643,200. General and administrative expenses for the three months ended July 31, 2003 and 2002 were $169,300 and $179,800. Total operating expenses for the nine months ended July 31, 2003 and 2002 were $1,032,500 and $1,107,800. Total operating expenses for the three months ended July 31, 2003 and 2002 were $272,200 and $310,600. The reason for the significant increase in expenses was that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Net Income/Loss

Net loss for the nine months ended July 31, 2003 and 2002 was $460,700 and $246,500. Net loss for the three months ended July 31, 2003 and 2002 was $227,200 and $264,100.

Assets and Liabilities

Assets were  $7,744,600 and $6,137,000 as of July 31, 2003 and October 31, 2002.
As of July 31, 2003 and October 31, 2002, assets consisted primarily of accounts receivable with a value of $2,630,300 and $2,113,100 and notes receivable in the amount of $3,620,000 and $2,881,409, respectively.

Total  current  liabilities  as of July  31,  2003 and  October  31,  2002  were
$4,862,800 and $3,727,000. Long-term debt, less current portion was $3,619,400 and $2,886,100, respectively.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At July 31, 2003 and October 31, 2002 the Company had cash and cash equivalents of $0 and $21,000.

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

The only significant cash transaction other than that generated and used in operations has been that the Company raised $200,000 and $500,000 in equity in the nine months ended July 31, 2003 and the year ended October 31, 2002.

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

The Company is obligated to the following cash outflows at October 31, 2002:

                                                         Less than 1                               After 5
Contractual obligations:                      Total          year       1-3 years   4 - 5 years     years
----------------------------------------- -------------- ------------- ------------ ------------ -------------
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
                                          ============== ============= ============ ============ =============

Employees

At July 31, 2003, the Company employed eleven (11) full time and one (1) part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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