Form 10KSB
period 2003-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-02-16
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 A

For the fiscal year ended: October 31, 2003

                or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _____________


Commission file number: 000-50089


                     NATIONAL ENERGY SERVICES COMPANY, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       52-2082372
-------------------------------------           --------------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                            Identification No.)


3153 Fire Road, Suite 2C
Egg Harbor Township, NJ                                    08234
-------------------------------------           --------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (800) 758-9288

                                      N/A
        ------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                                          if changed since last report.)



Copies of Communications Sent to:

                        Kenneth S. Pollock, Esq.
                        Newman, Pollock & Klein, LLP
                        2424 N. Federal Highway, Suite 411
                        Boca Raton FL 33431
                        Tel: (561) 393-6168
                        Fax: (561) 391-8856

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|   No |X|



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|



State issuer's revenues for its most recent fiscal year ended October 31, 2003. $2,766,138.



Of the 15,698,014 shares of voting stock of the registrant issued and outstanding as of February 11, 2005, 4,167,114 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.



DOCUMENTS INCORPORATED BY REFERENCE:      None



Transitional Small Business Disclosure Format (check one):   Yes  |_|    No |X|

                                     PART I

This Form 10-KSB contains "forward-looking statements" relating to National Energy Services Company, Inc. ("NESC" or the "Company") which represent NESC's current expectations or beliefs including, but not limited to, statements concerning NESC's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of NESC to continue its growth strategy and competition, certain of which are beyond NESC's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and NESC undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Item 1. Description of Business

(a)  Business Development

National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey Corporation formed in late 1995 ("NESNJ"), entered into an Agreement And Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NESC, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. As part of the exchange, John A. Grillo, our President, received 3,333,300 shares of NESC's common stock. Prior to the exchange, the authorized capital stock of NESC consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. The new board of directors consisted of John A. Grillo, as sole officer and director. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was treated as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity with the Company as the acquiring entity.

The Company currently operates as National Energy Services Company, Inc. Unless the context indicates otherwise, references hereinafter to the "Company" or "NESC" include both National Energy Services Company, Inc., a Nevada corporation and it's wholly owned subsidiary, National Energy Services Company, Inc., a New Jersey corporation. The Company's principal place of business is 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234, and its telephone number at that address is (800) 758-9288. (b) Business of the Company At its inception, the Company intended to engage in an internet related business. The Company was incorporated in February 1998 to conduct any lawful business, but with the express intent to enter into an internet related businesses. In May 1998, the Company attempted to raise money to implement its business plan through the use of a private placement memorandum to fund its operations. It did not indicate that its business plan or purpose was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. The Company was only able to raise a total of $16,000, which was not sufficient to implement its business plan. For such offering, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended and Rule 504 of Regulation D promulgated hereunder. At the time of the offering (May 1998) Rule 504 provided this Issuer a limited offering exemption to raise such seed capital. Securities sold under this exemption may be resold freely by non-affiliates of the Issuer.

It was not until October 2001, through the acquisition of the Company's wholly owned subsidiary, NESNJ, that the Company changed its business plan to NESNJ's business plan of marketing aggregated energy management services to the long term care industry. NESNJ was formed in late 1995 by John Grillo, the Company's President. Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program for long term care facilities. The facilities are able to pay of this program directly from savings generated by energy system improvements. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry systems ("OLS"), all of which serve to strengthen their current profitability, maintain contractually competitive power during deregulation uncertainty, and fund these renovations through the monthly energy savings with no out-of-pocket costs to the facility.

To provide funding for the energy conservation projects, the Company formed strategic alliances with various lenders including Charter. These lenders provide financing to our customers so that the customer may purchase energy conservation measures. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract assuring customers of continuing competitive pricing.

Energy Gatekeeper Program

The Company has developed a proprietary comprehensive, cost-driven energy-management system called (the "Energy Gatekeeper Program") which custom tailors an energy conservation plan to maximize energy efficiency in any energy consuming building system for long-term health care facilities thereby improving their bottom line. NESC has aggressively embraced new technologies and formed strategic alliances which enable it to offer state-of-the-art goods and services for the purpose of generating revenue for the Company and saving long-term health care facilities operating costs on a month-to-month basis with no out-of-pocket cost.

The Energy Gatekeeper Program bundles energy saving system upgrades within an energy supply agreement. The health care facility signs a contract, typically 60 months or longer, in which all equipment upgrades are paid for and all energy bills are consolidated into one invoice. The complete service contract provides:

-    Monitoring of utility usage to spot inefficiencies
-    All energy bills consolidated into one easy to manage invoice; and
-    Competitive supply price guarantee for life of contract

The Energy Gatekeeper Program is a combined service and financing agreement whereby the facility has all its energy services managed by the Company and its energy solutions partners. The customer obtains new energy efficient lighting, HVAC equipment and OLS systems. All equipment is amortized over the term of the energy supply agreement, with current standard contracts specifying a minimum of 36 to 60 months. NESC controls the acquisition of power to all customers in two ways, contractually and through a limited power of attorney. This ability to exercise complete control is greater than found in most other such financing agreements, enhancing the level of security for the funding source and increasing the payment impetus for the installed equipment.

The Gatekeeper Contract and Documentation Package

NESC created a credit review process and developed a contract which clearly establishes responsibilities of all parties. The following outlines the package of materials the Company collects, evaluates and produces for each project:

     - Two Years of Financial Statements - Each customer is required to supply the last two years of operating financial statements.
     - Credit Application Form - A one page credit application is required obtaining ownership and banking information.
     -    Contract  for Energy  Services
     - The base contract is an agreement covering the responsibilities of all parties. The contract also contains a termination buyout schedule identifying the cost of buying out the contract on a monthly basis and a complete upgrade equipment schedule.
     -    Limited Power of Attorney
     - The limited Power of Attorney is executed giving NESC the power to completely manage and control the facility's energy sources and to receive and pay all utility bills. However, the Company is not liable for any energy bills left unpaid by the customer.

Principal Products and Services

The products and services offered in the Energy Gatekeeper Program include:

     -    Ozone Laundry System (OLS)
     -    Lighting Upgrades
     -    Mechanical Systems (HVAC)
     -    Water/Sewer Conservation Methods

Ozone Laundry System (OLS)

OLS can cut laundering costs by more than 50% primarily by eliminating the need for hot water during the washing process. OLS uses activated oxygen (ozone) in cold water washing to disinfect better than traditional hot water methods. The savings are substantial since laundering expense is considered to be one of the most significant line items in a facility budget. Most 120 bed facilities can save over $1500 per month, close to $20,000 per year in utility costs alone. By injecting ozone (activated oxygen) into the wash and rinse water, laundry is cleaner and completely disinfected. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone works best in cold water.

Ozone is a powerful oxidant that is 3,000 times faster and 130% more effective than chlorine, but without chlorine's dangerous properties. The ozone molecule is composed of three atoms which are very unstable. An unstable gas, ozone decomposes rapidly into oxygen, which causes its tremendous oxidation potential. Test results from independent laboratories confirm a 99.5% pathogenic bacterial kill count with ozone laundering, as compared to 97.3% with traditional hot water temperature washing. An ozone disinfecting system is just as effective but less costly to operate. Using ozone in the laundry process is less costly because ozone is only active in cold water; therefore there is no need to buy natural gas or other energy sources to heat the water. Data also reveals that using ozone gas in laundering is far more effective than conventional disinfectants against microorganisms, viruses and cysts. Because of the significant energy savings, the cost of the equipment and installation can be funded through the monthly savings, resulting in no out-of-pocket cost to the facility. The OLS are easily installed and begin generating energy savings immediately upon operation.

By injecting ozone gas, one of the most powerful cleaning agents, into cold wash and rinse water, the laundry becomes cleaner and completely disinfected. Ozone oxidizes the fatty oils, and breaks the bond between the dirt and the cloth. Insoluble soils are chemically altered by the ozone into soluble products, which can be removed from the fabrics by the normal washing action. Ozone laundering improves productivity because the process requires fewer wash cycles and reduces drying time. The OLS reduces the drying time because the work, removing moisture from the linen, which the dryer has to do, is reduced. While utilizing ozone during the wash process, a chemical linen softener is no longer required. Without the "coating" of a softener, the weave of the fabric is more open. Since the actual tubes of fabric are more open, water can be more effectively removed during the rinse cycle resulting in less moisture for the dryer to remove. The more open weave of the fabric also makes the actual drying process more efficient because the air flow is increased through the fabric, which significantly reduces dry time.

Using this technology lowers water and sewer use, and reduces energy costs. Because chemical use is reduced, softeners are not required, drying time is less and fabrics last longer, extending linen life. For example, an OLS system installed in a typical 120 bed nursing facility can reduce the need to heat over 730,000 gallons of water per year. That reduction would save an average facility approximately $15,600 per year. These average savings results are derived from the Company's results from over fifty (50) installations of the OLS system. After comparing the costs and capabilities of the OLS with traditional hot water temperature washing, the benefits to the average 120 bed facility are substantial.

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

MicroTurbines

The MicroTurbine was developed to produce electricity efficiently and cost-effectively by using natural gas. At the same time, the MicroTurbine emits very low levels of pollutants and remains substantially maintenance-free. Additionally, the MicroTurbine can virtually eliminate down time costs related to power outages. Not only does the MicroTurbine produce electricity, but it also produces usable exhaust heat. This exhaust can be used directly without any cleansing needed, therefore displacing a large percentage of the existing hot water boiler load. This potentially saves a facility thousands of dollars per month. An engineering study performed in a 240 bed nursing home in North Jersey showed that micro turbines would generate approximately $15,000 per year in savings. This study was performed by PP&L Spectrum, an energy services division of PPL, a Pennsylvania electric utility Company.

Energy Supply

NESC will provide competitively priced electricity and natural gas supply to its customers. Strategic alliances will be formed with regional and national energy supply sources. The driving force in the selection of a supply partner will be their commitment to competitive pricing and quality service.

Strategic Alliance with Charter Management, LLC.
In October 2002, the Company received a term sheet from Charter Management LLC ("Charter") relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility on which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed by the Company. The Company shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith.

On September 22, 2003, the Company executed a master agreement with Charter for the express purpose of allowing Charter to fund energy upgrade and retrofit opportunities in the long term care/ retirement community industry in a series of funding agreements for each job. Once each contractual agreement is reached between the Company and the customer facility, Charter provides financing for energy upgrade and retrofit projects upon credit approval to be paid back to them over the term of the agreement including monthly principal and interest payments, which are negotiated at the time of contract signing. Each time a project is funded, NESC signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. Charter may terminate the master agreement with 30 days written notice to NESC. As of February 11, 2005, John O'Neill and Deborah O'Neill, the sole owners of Charter, owned 100% of the Company's convertible preferred series A stock and beneficially owned 3,433,300 of the Company's common stock.

Nursing Home Energy Market

There  are  approximately   17,000  nursing  homes  operating   nationally  with
approximately 10,000 of them in the high cost energy regions of the East and West coasts.

The following factors should be considered:

     -    Nursing homes are under intense fiscal and regulatory pressures.
     - Nursing homes have very few areas to conserve cash without compromising care.
     - Utility costs are among the top five highest line items in the operating budget.
     - Nursing homes desperately need to find cash savings in their operating budget.
     -    Most nursing homes are operating outdated HVAC and lighting systems.
     -    The customer is well-defined and easy to reach.
     - Most long term care facilities are alike in construction, design and energy consumption.
     - Data about nursing home energy consumption is quickly and efficiently obtained.
     - The Medicaid utilities reimbursement structure assures a facility's ability to pay.

Marketing, Sales and Distribution

Marketing
Relationships are the cornerstone of the Company's marketing philosophy. The process of building and maintaining intimate working relationships requires a commitment at all levels of the organization. The Company's marketing program includes: Market Research, Feasibility Studies, Public and Industry Relations, Promotion, Advertising, Direct Response, Sales Support, Customer Service,
Employee Relations and Training and Education. NESC believes that to successfully meet challenges, marketing relationships must be built at several levels: NESC Team, Energy Market, Long Term Care Market and Customers.

NESC Team
It is paramount that every NESC employee, associate, and strategic partner understands the Relationship Marketing philosophy. Because of the complexity of the product and the market, NESC also works very hard to ensure that every person in the Company has a working knowledge of the product and the process. Building solid working relationships with our employees is important to our success.

Energy Market

If the energy supply prices are too low, NESC cannot offer potential customers the most effective benefit; No Out of Pocket Cost. Sales volume is directly related to NESC's ability to fund its products and services through energy savings. Low energy supply prices also reduce the business consumer's need to address their utility costs and energy usage patterns dramatically. If the need to conserve dollars through conserving energy does not exist, the NESC Gatekeeper Program is not viable. Building a relationship with the Energy Market means: (i) Researching Energy Suppliers, (ii) Researching Energy Rebates and Special Programs Researching ESCO's (Energy Services Companies), and (iii) Gaining an Understanding of the Energy Trends Monitoring Trends and Suppliers. As energy supply prices increase, as they have in the past year, we believe that additional markets will become available to us.

Long Term Care Market

The only way to stay on top of the constantly changing health care marketplace is to build relationships with individuals inside the industry. This is particularly true in Long Term Care. The feasibility of an area is determined by:

     -    Number and Size of LTC Facilities
     -    Age of Facilities
     -    Cost of Energy
     - Existing Energy Reimbursement Programs Profile of Ownership (Corporate or Individuals)
     -    Regulatory Controls Related to Hot Water Laundering

The Company begins the relationship building process immediately by contacting the following: Existing Contacts, Referrals, Corporate Owners, LTC Trade and Professional Associations and State Regulators re: Laundering Regulations The Company has spent years developing relationships in the Nursing Home industry. In a relationship driven organization, these people are the key to success.

Customers

Building a good relationship with our customers is an important part of the Relationship Marketing program. NESC begins building relationships with long term care owners and operators at the very beginning of the marketing process so it can build off of good recommendations and referrals. By asking for their help in understanding the long term care market, NESC opens the lines of communication that will continue throughout the business relationship. Often, our contacts have made personal introductions that advances the process and business friendships are made quickly. By the time NESC is positioned to begin selling to these individuals and their facilities, solid acquaintances are already in place reducing closing time and building sales volume in a timely fashion.

The sales process is never complete. It is an integral part of our growth philosophy to provide additional products and services to our customers. Ensuring customer satisfaction and keeping our customers informed is critical. The Company currently uses a detailed computerized contact management software program called Goldmine. All NESC employees are trained in the use of Goldmine. This networked software program allows all NESC employee's to view the history of existing service records for all customers and provide additional service as needed.

Sales

The customer often must be educated before a need is even recognized. The education occurs on several levels: Energy Cost and Usage Awareness, Conservation Options, NESC Line of Products & Services and Benefits of Selecting NESC. The complexity and length of the sales process presents a special challenge to even the savviest marketing/sales professional. However, the Company firmly believes that if it can prove to a potential client that it will save money with no out-of-pocket expense, while maintaining or improving its current level of care, it can sell the Company's products and services successfully. Inadequate reimbursement and challenging fiscal situations in many nursing homes are driving owner/operators to seek creative ways to bring extra cash to the bottom line. Energy Conservation Measures that are financed are a way to reduce current expenses and improve the bottom line.

A brief outline of the methodology used to accomplish the above sales goals is:

Identify the Decision Maker

Many times our relationships with owner/operators and other influential individuals in the industry help us to identify the appropriate person within the organization. Our contacts will often make an introductory call, saving the Company valuable research manpower. If not, the administrative support staff will contact facilities and organization via phone to get the needed information. During this phone call, NESC will also verify the names of the key staff and the locations of sister facilities and/or the corporate offices.

Present the Financial Benefits of NESC Products and Services
NESC has developed a proven method of making the appropriate people aware of our products and services including the following: (i) Introduction Letter, (ii) Follow-up Phone Call, (iii) Set Appointment, (iv) Follow-up Letter and/or Fax,
(v) Make Presentation to Decision Maker, and (vi) Identify Specific Savings for the Facility. During the presentation, information is gathered as part of the qualifying process. It is critical to the success of the sale to determine if the facility's situation will generate the energy savings to create a positive cash flow for the customer. Positive cash flow is the difference between the monthly energy savings (dollars) generated by the installed Energy Conservation Measures and the monthly financing costs to fund the project. If the savings are greater than the financing cost then the project is considered financial positive. The NESC marketing representative will gather Monthly Utility Costs, Usage Patterns and Systems Data for; Laundry Operations, Lighting, HVAC/Mechanical and Water/Sewer. With this information, the sales representative can quickly determine the project feasibility.

Identify Products to Achieve the Savings

The marketing representative can determine which products and services would help the facility achieve their financial goals. NESC gains approval to perform surveys in the appropriate areas (lighting, HVAC, laundry, water & sewer). We believe that our years of experience in the energy services industry, electrical contracting business and our extensive knowledge of long term care operations all contribute to our exceptional survey abilities. The qualitative and quantitative information gathered during the survey process allows NESNJ to accurately project the savings for each facility and specify the correct products and services needed to actualize these savings. A follow-up appointment is made to present the survey results and the financial arrangement available for the products needed. At this time, the savings analysis reports detailing exactly how and where dollars will be saved and how the project can be funded.

Close Customer

Contract is presented  and  negotiated.  Credit  application  is  completed  and approximate  start  date  agreed  upon.  This  is  only  the  beginning  of  the
Relationship Marketing process. As NESC moves into the purchasing and installation phase, the focus of the NESC relationship with the client expands to include the installation and project management teams.

Purchasing and Installation

Purchasing

The Company has developed solid relationships with major suppliers of industrial lighting, mechanical equipment and other energy conservation products. We believe that our knowledge of the electrical contracting industry enables NESC to offer state of the art products and services. The needs of the health care industry are unique. Specifications for HVAC, lighting, water quality and laundry equipment are very specific. It is the responsibility of NESC to find supplies and equipment that meet and/or surpass the Long Term Care regulatory guidelines. Guidelines vary from state to state, from the laundry process, the lighting levels or air quality and temperature, each state has developed its own set of standards and policies regarding these issues. Typically the State
Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. It is critical for NESC to become familiar with each state's regulations and policies regarding each energy conservation measure ("ECM") it installs before it starts to market and install the particular ECM in any given state. NESC's standard contract policy is to replace or improve the existing conditions (i.e. light levels, air temperature) while reducing energy costs.) Many times it is incumbent upon NESC to provide education regarding these restrictions to our suppliers.

NESC has preferred vendor or distributor status with several suppliers. This means that NESC enjoys the following: (i) Preferred Pricing, (ii) Quantity Discounts, (iii) Timely Delivery, (iv) Quality Products, (v) Exceptional Warranties, (vi) Superior Customer Service, (vii) Product Exclusivity, (viii) Manufacture Sponsored Training, and (ix) Superior Customer Service. NESC is dedicated to maintaining quality relationships with our suppliers and makes a concentrated effort to expand our sphere of influence among the manufacturers. This allows NESC to customize our product line and select the materials that best fill the needs of our customers.

Installation

The installation of NESC products is the most delicate part of the entire process and can place enormous strain on a customer relationship. At this time, NESC makes every effort to expand our contact with the facility to include all of those staff members whose daily tasks will be affected by the installation of new equipment. The nursing home presents exceptionally complicated installation problems. Unlike most commercial installations, this is an environment in which people are living, sleeping, eating and under direct medical care. NESC is dedicated to making the installation as hassle free as possible. This takes a great deal of planning and communication with the customer. Contractor Selection The selection of the right contractor is critical to the successful installation. The Company has strict contractor criteria. The selected firm must have a total understanding of what is required to work in the health care environment and be willing to complete the Contractor Compliance paperwork.

Customer Service

Building a solid working relationship with our customers is paramount to the success of the Company. The ability to create an atmosphere of trust in which candid, constructive communication flows throughout the entire relationship is critical. The quantity and quality of communication in the NESC customer relationship is imperative because of the: Complexity of the Energy Services Industry Lack of Consumer Understanding Regarding Energy Issues Consumer Reluctance to Embrace Conservation Measures Lack of Consumer Knowledge Regarding Energy Costs & Usage Patterns Complexity of the National Energy Products and Services Length of the Sales Cycle Opportunity to Sell Additional Goods and Services Later in the Relationship Importance of Referrals to NESC's Marketing Success. Customer service begins at the initial contact and continues throughout the relationship. In addition, our Customer Service policy calls for a site visit once a year and monthly phone calls to check on operations and customer satisfaction. These visits can be made by any of the NESC team. Using the Goldmine Contact Management System, NESC carefully tracks the specifics of our customer relations effort. (i.e.: date, time of visit, who made the visit, note of any comments, action taken, etc.)

Customer Service Training

The success of the Relationship Marketing philosophy is directly related to the ability of NESC to maintain quality relationships and provide the ultimate service to those clients and potential customers. Every NESC team member receives extensive training in the use of the Goldmine tracking system. This ensures a communication flow that allows anyone in the organization access to the latest information about a project, lead, problem, etc. Inquiries are answered quickly and courteously. From partner to administrative staff from payroll clerk to receptionist customer service is everyone's job. Customer
Service Training extends to the on-site contractors. NESC believes that installers and service technicians represent NESC and must be committed to delivering the highest quality of service.

Systems Design and Engineering

NESC has diligently worked to develop systems and services that fill the unique needs of the long term care industry. The ability to assess savings potential quickly, project usage, design a system and purchase to meet stringent speculation is a very marketable asset.

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

NESC understands the regulatory and financial issues of long term care facilities. All Medicaid facilities receive some level of reimbursement for their Medicaid residents. Each state varies its reimbursement structure quite differently. Because NESC receives a large part of the project costs through the savings, which is reflected on the energy bill, it is important to understand how the reimbursement works for billing purposes. NESC has relationships with nursing home owner/operators who have enabled the Company to conduct research and development including trial installations on innovative products and services. In addition, NESC has relationships with manufacturers and suppliers which expedite the development of a unique product and/or equipment modifications necessary to fill the unique market needs.

Aggregated Services Potential

The financial impact of the Aggregated Services Potential is only now becoming a reality for NESC and its energy partners. Many companies seek residual revenue from the initial sale. NESC has found a market niche that not only has a residual value from the initial sale (long term energy supply and financing contracts), but has a potential for multiple sales to a single client. NESC is constantly searching for innovative equipment and/or services that can be integrated into the existing product line. During the length of the 5 year Gatekeeper contracts, NESC is in constant contact with our customers building credibility. This ensures NESC's ability to sell of additional goods and services to satisfied customers.

The Energy Gatekeeper Program is a combined service and equipment financing contract where a healthcare facility has all of its energy services provided by NES. The program finances all energy-efficient equipment over a sixty-month amortization schedule. The customer can obtain new energy-efficient lighting, an ozone laundry system, HVAC systems and other energy- efficient capital improvements. There are no out of pocket costs to NESC's client since the capital costs for the project are provided by Charter. The savings generated by the energy-efficient measures are used to pay for the capital costs. All equipment is amortized over a sixty-month period.

Because NESC controls the supply of power to all customers, both contractually and through a limited power of attorney in the "Customer Agreement for Energy Services", which is executed before work commences, there is greater assurance that the third party lender will be paid than is found in standard financing arrangements. The control of energy is provided to NESC through the following material terms of the "Customer Agreement for Energy Services", excerpts from the "Customer Agreement for Energy Services" detailing this control, page 2: "

     b. Energy Gatekeeper. The services of an Energy Gatekeeper to provide for a period of five (5) years, energy, utility and other services to the customer ("the "Energy Gatekeeper Program") including, but not necessarily limited to:

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

Responsibilities of Customer.

Cooperation with Energy Gatekeeper. The Customer will fully cooperate with the Energy Manager in the implementation of the Energy Gatekeeper Program by providing all necessary information and records regarding utility services, and as requested, will provide a reasonable access to the facility for on site auditing and monitoring as well as for the installation of remote monitoring equipment. The Customer will provide and make available for any remote monitoring equipment, a dedicated telephone line or access to a fax-modem line at the expense of NESC.

Notice to Utilities. Customer will cooperate with NESC in providing appropriate documentation to those Utilities as may from time to time be designated by NESC to provide service to the facility, including changes of billing addresses as may be designated by NESC.

Payment. The Customer will reimburse NESC for the total cost of all utility expenses and service charges, which includes the cost of any and all ECM's performed pursuant to this Agreement, on a monthly basis within fifteen (15) days or less of the Customer's receipt of the Energy Gatekeeper's consolidated utility invoice in compliance with the terms offered by the utility. All late fees or interest charges resulting from the Customer's failure to provide timely payment to NESC will be the responsibility of the Customer.

Instead of the traditional collection methods used for loan repayment such as coupons or monthly statements, the principle and interest payments of the equipment financing is added into the monthly utility bill that the customer receives. Facilities are preprogrammed to paying their energy bills to "keep the lights on". For financing providers this produces a greater level of asset repayment protection. Traditionally a facility would receive an energy bill from the provider of that service and submit payment directly to that provider. Under the Energy Gatekeeper Program, NESC becomes the energy manager and receives the facility's energy bills directly from the energy suppliers and transporters. Upon receiving the energy bills for a facility, NESC consolidates all of the facility's energy bills (combining the natural gas, electricity, water and sewer bills into one invoice). Additionally, the monthly project financing costs (P&I) are added into the consolidated invoice. This makes for a "seamless" bill that includes the costs of conventional utilities, as well as the amortized costs (P&I) of the energy-saving equipment. After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to NESC. Upon receipt of payment for the consolidated energy invoice, NESC forwards payment to the individual energy suppliers for the actual cost of energy and makes the principal and interest payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. For example, the financing charges for an energy-efficient lighting upgrade would be added into the electric portion of a consolidated invoice because the upgrade reduced the corresponding electricity usage.

This advantage adds one more level of control to the NESC process. NESC already controls the operations and management of the project equipment and energy supply.

Operations and Management Control

NESC has the ability to control the operation and management of its products and services. The integration of energy supply, equipment procurement and installation, and equipment maintenance allows NESC to stay involved from design and development through the life of the product and /or service.

The Power of Negotiated Pricing

NESC is able to maintain a profit margin of between 24 to 100% because of the nature of the energy services contract. For lighting retrofit jobs, the gross profit percentage has declined from 34.57% in 2001 to 25.67% in 2002 to 45.04% in 2003. This decline is primarily caused by increased competition, which has resulted in the Company having to lower its retail price, while its costs have remained relatively flat. For Ozone jobs, the gross profit percentage has declined from 51.64% in 2001 to 48.47% in 2002 to 55.79% in 2003. This decline has been a result of slightly higher costs without concurrent increases in retail pricing. The Company sold gas boosters in 2002 and the gross profit for this product was 24.02% in 2002. In 2003, the Company stopped selling these boosters because it was not able to obtain preferred pricing from the manufacturer. The utility/energy management/rebate income is essentially a 100% gross margin, as the cost is purely personnel costs. The Company does not employ anyone specific to this income stream, as the revenue generated is not yet sufficient to require dedicated personnel.

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

The Power of Data Collection

As energy deregulation becomes increasing widespread, the value of an exclusive 5-year energy agreement increases. As we execute more contracts, two things are being developed; a large aggregated load profile and the accompanying energy utilization data. Energy prices are and always will be a function of volume. With each contract, the amount of energy units purchased through NESC increases. As the volume increases, NESC will have greater purchasing power with generators of electricity and producers of natural gas. As with any commodity, the more units purchased the better the pricing. As NESC achieves better pricing, it allows NESC to increase its profit margin while remaining competitive and providing the client with better energy pricing. NESC can also profit from the compilation of energy utilization data because the more energy use history NESC stores and analyzes for each client, the better the opportunity NESC has of understanding which particular existing or emerging energy conservation technologies will benefit the client and can be sold by NESC to the client. The better NESC understands the energy use profile of a client, the better it can market and profit from the various energy conservations available.

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

Competition

The principal markets in which the Company competes are competitive and fragmented, with competitors supplying energy, providing energy management services or financing but few providing a total package deal with no out of pocket cost to the facility. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive capabilities far greater than those of the Company. Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets won't be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company's competitiveness. There are a few competitors that NESC faces in several of the different product lines that NESC offers. However, we have never faced a company or group who has a program that is similar or competitive with the "Energy Gatekeeper Program". The Energy Gatekeeper Program offers the analysis design and installation of energy conservation measures, energy management services and a unique financing package tailored for the nursing home industry, more specifically the various State Medicaid reimbursement systems.

Competitors for the Ozone laundry system are:

Envirocleanse Systems, Inc., Ponte Vedra, FL and Mooresville, NC, 6 years in Business with approximately 0.5% of nursing home market; Laundrox Laundry Systems Concord, NC Less than 1 year in business and it is believed that it has no share of business currently and Daniels Equipment Company, Inc., Auburn, NH, 20 plus years in business with approximately 0.5% of the nursing home market.

Competitors for the Lighting Upgrades and Mechanical Upgrades are:
Can-Am Energy Systems, Lake Park, FL, 6 - 7 years in business with approximately 1% of nursing home market and ES Performance Lighting, Tucson, AZ, 5 years in business with approximately 3% of nursing home market. On a local level an occasional small in-house electrician or HVAC contractor.

Sources and Availability of Raw Materials and Principal Suppliers

The Company obtains all its products from numerous sources. It uses little or no raw materials. The Company generally does not have contracts with any entities or persons committing to buy/sell certain quantities of product. Therefore, there can be no assurance that suppliers will provide the products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company. The majority of the raw materials use by the major manufactures such as General Electric, Phillips and Sylvania Lighting for the manufacturing of lamps and electronic ballasts are as follows: sand, high boron borosilicate, iron, mica, aluminum, soda lime, magnesia, silica glass, borosilicate glass, lead-barium, petroleum, carbon, copper, lead, mercury, silicon, tungsten, nickel rubber and rare earth phosphorus. These products are used to produce the electronics, wiring, coils, circuit boards, transformers and casing of the ballast. Additionally, the manufacturing of the lamps includes the glass tubes, filaments and end caps and bases. The manufacture of the Ozone Laundry System uses sand, iron, borosilicate glass, lead-barium, aluminum, petroleum, copper, lead, silicon, mica, soda lime, magnesia, silica glass, carbon, nickel, and mercury. These products are used to make the case, controls, wiring, ozone generator, tubing, circuit boards and hardware.

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

Nursing facilities, assisted living facilities and other healthcare businesses, including institutional pharmacy operations, are subject to annual licensure and other regulatory requirements of state and local authorities. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and the regulations there under. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of relicensure and nursing facilities for purposes of recertification under Medicare and Medicaid.

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

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act, which make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a person for any item or service or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item paid by federal health care programs. The Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent e exclusion for those convicted of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

Laundry

The laundry process is regulated by state guidelines. Typically, the State Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. Because these are state guidelines, the regulations vary from state to state. NESC endeavors to become familiar with each state's regulations regarding the laundry process before it starts to market and install the OLS in that particular state. The majority of states that NESC operates, site specific guidelines for laundry that is processed in an on-site laundry.

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

The procedures and policy section is what most effects the installation of the OLS. Since these procedures and policies are left to the individual facility to develop it is common practice to follow the "manufactures specifications" when it comes to disinfection. Because standard laundering procedures use chlorine bleach to disinfect the linen the "manufactures specifications" is to use 160 degree water because that is the water temperature in which chlorine bleach is most effective. While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations; Maryland and Massachusetts. To overcome the minimum wash water temperature requirements NESC has had to present Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect. The Company has been successful in this endeavor and has received waivers from both states to install the OLS.

Research and Development

The Company has not spent any considerable amount on research and development efforts during the last two fiscal years, as the products installed by the Company are manufactured by others. However, there can be no guarantee that the manufacturer does not pass the cost of its research and development efforts down to the Company in the future. This may result in higher product prices beyond the Company's control. In turn, this may lead to unfavorable negotiation of contracts for installation by the Company.

Compliance with Environmental Laws

The Company believes that it is in compliance with all material and relevant environmental laws. NESC has adopted the practice of recycling and the disposal of all lighting ballast and fluorescent lamps removed from a facility during a lighting upgrade project. The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl's (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. NESC uses federal and state licensed and fully insured recycling facilities and hazardous waste disposers. This practice in some instances exceeds the minimum disposal requirements, but it is management's view that this practice will provide NESC's clients, shareholders and officers the greatest protection from any Super Fund or toxic waste liability issues.

The Company believes that its practices are in compliance with the federal Toxic Substance Control Act ("TSCA"). TSCA is an EPA law which regulates PCB's disposal. Under 40 CFR Section 761.65, the TSCA sets extreme standards for the disposal of PCB's. Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 ("CERCLA"), which is also known as the Superfund law. Under this law any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties. The Company also believes that its practices are compliant with the Resource Conservation and Recovery Act ("RCRA"). RCRA requires generators of lamps to test a sample of mercury containing lamps to determine if they should be treated as hazardous waste. Lamps must be managed as hazardous waste if the mercury concentration exceeds
0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous. NESC treats all fluorescent lamps as hazardous and properly disposes and recycles them. The Company believes that its practices are in compliance with the Department of Transportation requirements of classifying all ballasts and lamps as hazardous material and using a "class 9" label during transportation.

Employees

As of October 31, 2003, the Company employed ten (10) full time and no part time employees. As of February 11, 2005, the Company employed eight (8) full time and no part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.


Item 2. Description of Property

In May 2001, NESNJ entered into a contract with Howard R. Bensel, Jr. to lease the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey 08234 ("Lease"). The property consists of approximately 1,000 square feet of finished office space. The term of the agreement was for a period of two years. Shortly after executing the Lease, NESNJ signed the first amendment added Suite 2A to the Lease, which increased the space leased to 1,800 square feet of finished office space for the remaining term of the original lease. In May 2003, the second amendment was entered into extending the Lease an additional two
(2)years and increased the rent to $1,833 per month, which rate will remain the same throughout the remainder of the Lease.

In December 2001, NESNJ entered into a contract with George E. Michael to lease a portion of the premises located at 328 South Main Street, New Hope, PA 18938 beginning January 1, 2002. The property was used by the Company as office space. The term of the agreement was for a period of one year. In December 2002, the Company exercised an option to extend the lease through and including December 31, 2003 and agreed to an increase in rent in the amount of $1,050 per month. In December 2003, the Company exercised an option to extend the lease through and including December 31, 2004 for the same rent of $1,050 per month. Despite the Company closing its Pennsylvania office in September 2004, it was liable for this rent until December 31, 2004. Effective as of this filing, the Company is no longer responsible for this rent.


Item 3. Legal Proceedings

We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended October 31, 2003, covered by this report.



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information. There is no public trading market for the Company's common stock. The Company's common stock has never traded in a public market.

     (b) Holders. As of October 31, 2003, there were approximately one hundred four (104) holders of record of the Company's common stock. As of February 11, 2005, there were approximately one hundred five (105) holders of record of the Company's common stock and one (1) holder of the Company's Convertible Preferred Series A stock.

     (c) Dividend Policy. The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

     (d) Equity Compensation Plans. The Company has not authorized any compensation plans (including individual compensation arrangements) under which its equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended October 31, 2003. The Company has not authorized any such plan for the fiscal year ended October 31, 2004.

Recent Sales of Unregistered Securities

On April 4, 2003, the Company executed a promissory note with Morris Harris for $250,000. On or about April 4, 2004, the Company paid Mr. Harris the principal amount of $250,000. plus interest of $4,806.43. In addition, pursuant to the promissory note, the Company issued to Mr. Harris 25,000 shares of its restricted common stock on October 29, 2003.

On September 3, 2003, the Company issued 2,978,754 shares of its restricted common stock to Charter in connection with the conversion of the shareholder loan into equity.


Item 6. Management's Discussion and Analysis

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Overview

We market aggregated energy management services to the long- term care industry including developing a comprehensive energy management program for long- term care facilities which is paid directly from savings generated by energy system improvements. Our program consists f the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, Ozone Laundry Systems ("OLS"). In addition, the long-term care facilities are able to fund these renovations through their monthly energy savings with no out-of-pocket costs to the facility. Specifically, we formed strategic alliances with various lenders, such as Charter, to provide funding to the facilities for these energy conservation projects. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing. We expect our growth to come from our ability to continue to assist long-term care facilities to finance our energy conservation projects and the growing need for the operators of existing nursing homes to reduce their operating expenses.

On October 29, 2001, the Company acquired NESNJ. Since acquiring NESNJ, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

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

In attempting to obtain business, the Company will send field surveyors to interested facilities to determine the potential energy savings so that a cost proposal can be prepared and presented to the facility. During the course of the year, many proposals are made, but there is no guarantee that the Company will be able to perform the job at the facility because of several reasons. The credit rating of the facility and financial statements may not be minimally sufficient per the funding source (PPL & Charter). In this situation, the Company has incurred unrecoverable costs that won't be absorbed and then become part of the manufacturing overhead, which will reduce the gross profit of the Company.

Revenues

Our total revenues for the twelve months ended October 31, 2003 increased $481,138 or approximately 21% from the comparable period in fiscal year ended October 31, 2002. Revenues are higher due to an increased sales force and the generation of more contracts for both lighting and ozone. The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books. Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the fund source before implementation. The primary sources of revenue for NESC are ozone jobs and lighting jobs which account for approximately 93% of the Company's overall revenue.

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

The remaining revenues for NESC are composed of Management Revenue (4%), $116,119 and $53,738 for the years ended October 31, 2003 and 2002, representing 4% and 3% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities In addition, we realized energy management revenues of $78,610 and $3,240 for the years ended October 31, 2003 and 2002, representing 3% and less then 1% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs.

Cost of Sales

The cost of goods sold as a percentage of sales for the twelve months ended October 31, 2003 was approximately 89% of sales as compared to approximately 64% for the comparable period in fiscal year ended October 31, 2002. The decline in our operating margins for the twelve months ended October 31, 2003 is attributable to increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable. The gross profit for the years ended October 31, 2003 and 2002 were $305,644 (11% of Revenue) and $822,609 (34% of
Revenue) respectively.

Operating Expenses

Selling Expenses for the years ended October 31, 2003 and 2002 were $470,499 and $501,136. General and Administrative Expenses for the years ended October 31, 2003 and 2002 were $944,087 and $811,565.

Total operating expenses for the twelve months ended October 31, 2003 increased approximately $103,755 or 8%. The reason for the increase in expenses is that based upon anticipated revenues, the Company enlarged its sales and marketing staff embarking upon programs to increase business, which are expected to affect future quarters. Advertising expenses also increased in connection with this expansion. The Company is also positioning itself in new markets and seeking new project financing which contributed to additional operating costs. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Interest Expense

Interest expense for the years ended October 31, 2003 and 2002 were $50,079 and $20,951. Interest Expense increased in year 2003 due to interest charged on short term borrowings.

Net Income/Loss

Net Loss for the years ended October 31, 2003 and 2002 were $1,116,976 and $496,256.

Assets and Liabilities

Assets were  $5,313,183  and  $4,536,950  as of October  31, 2003 and 2002.  Our
assets consisted primarily of accounts receivable with a value of $183,285 and $513,115 and notes receivable in the amount of $4,856,824 and $3,976,434 respectively.

The majority of receivables represent pass through amounts. Utility invoices are sent to NESC by the utility company and NESC invoices the facility for utility charges and adds on the loan payment and handling charge, and then subsequently pays the utility company and loan provider monthly, but only after the facility payment is received by NESC. Receivables have no relation to revenues, as revenues are only generated when the loan provider approves a job for completion. At that time an invoice is created, and payment is received by NESC from the loan provider within thirty days of invoicing. There has not been any change in credit terms, collection efforts, credit utilization or delinquency by the facilities that NESC services.

Total Current Liabilities as of October 31, 2003 and 2002 were $2,501,613 and $ 2,127,700. The majority of the payables represent pass through amounts. Utility invoices are booked as a liability by NESC when the invoices are created and offset when payments are received by the facilities; therefore, there have not been any timing differences.

Long  Term  Debt,   less  current   portion  was  $3,539,626   and   $2,886,054,
respectively. There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources At October 31, 2003 and 2002 the Company had cash and cash equivalents of $45,656 and $20,978. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company must complete the job, pay for all costs incurred, and obtain a completion certificate before submitting an invoice for reimbursement to the two main funding sources, (Charter), before it is able to collect its revenue. These steps represent approximately a 30 day delay before receipt of the funds. The Company has minimal liquidity and working capital is severely strained as the company has fully utilized its credit lines. There an not be any assurance that the Company's financial condition will improve significantly unless the Company successfully completes more jobs consistently on a monthly basis, which will enable the Company to generate additional cash flow, thereby reducing currently liabilities. The Company will also continue to try and attract additional capital through private sales of securities, but has no commitments for sales of securities at this time.

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

The only significant cash transaction other than that generated an used in operations has been that the Company raised $250,000 and $500,000 in equity for the period ended October 31, 2003 and 2002.

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

Cash flow for NESC has become negative mainly due to the increase in the cost of sales expenses discussed earlier. All projects are approved by Charter, who is the loan provider of jobs for NESC. Faster job approval is needed by NESC to generate revenue more quickly, but NESC must make sure that it follows through on its own internal procedures to make sure that all documentation is gathered and presented to the loan providers on a timely basis for credit approval. The lenders will not reduce their standards in approving jobs as they are not willing to increase their risk of default on accounts and notes receivables by the facilities.

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

Critical Accounting Policies

National Energy Services Company, Inc. ("NES") was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ" or the "Company"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. Prior to the exchange, the authorized capital stock of NESC consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of the Company.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity for accounting purposes, and the financial statements presented herein are those of NESNJ.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its entire wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates - The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

Fixed assets - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. The Company's fixed assets represent a very small portion of the Company's assets, therefore the possibility of materially different results from using different estimated lives or method of depreciation are minimal.

Reserve for bad debt - The allowance for uncollectible accounts receivable is based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. A potential customer's credit rating is evaluated prior to entering into any revenue agreements. This evaluation is completed by PP&L and Charter, as they are well equipped to handle this as well as being the ultimate lender.

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At October 31, 2003 and 2002, the company's notes receivable were 91% and 88% of total assets.

Stock compensation for services rendered - The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to accounting principles generally accepted in the United States and are charged to operations. There is no alternative to accounting for the stock issued for services in any other manner; therefore there is no possibility of materially different results than that reported.

Revenue recognition - The Company has four distinct revenue streams: Equipment sales, management revenue, energy management and energy sales. For equipment sales revenue is recognized in accordance with signed agreements with customers, typically 60 months, and only upon the completion of installation. As part of these agreements, the Company directly receives all utility company billings for the customers to allow the Company to monitor savings the customer is realizing. Management revenue is recognized and billed monthly as earned. This also includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being charged correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user. Cost of sales are recognized as incurred and matched to the related revenues. In addition, the master agreements with PP&L and Charter for the provision of financing to the Company which passes it through to the end user under the same terms and conditions. Therefore, the Company records the financing on both sides at gross amounts, as the Company is ultimately liable to the lending sources.


The Company is obligated to the following cash outflows at October 31, 2003:

                                           Less than                            After 5
Contractual Obligations      Total          1 Year      1-3 Years    4-5 Years   Years
-----------------------   ----------    -----------    ----------    ---------- --------
Loans Payable
- Stockholder/employee    $ 182,037    $   182,037    $        0     $      0  $      0

Bank Loan - PPL           $    4,648    $     4,648    $        0     $      0  $      0

Charter/ Penn
Power & Light
  Term Loans              $4,771,061     $ ,231,435    $2,450,629     $785,122  $ 303,875

Short Term
Line of Credit            $  154,761     $  154,762    $        0     $      0  $      0

Operating Leases          $   57,619     $   45,127    $   12,491     $      0  $      0

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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


Item 7. Financial Statements

The Company's financial statements have been examined to the extent indicated in their reports by Bagell, Josephs & Company, LLC and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     (a) Previous Independent Auditors:

          (i) Maillie, Falconiero & Company, LLP ("Maillie") was dismissed as the independent auditor for the Company on February 6, 2004.
          (ii) Maillie's reports on the financial statements of the Company for the fiscal years ended October 31, 2002 and 2001, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.
          (iii) The Company's Board of Directors unanimously approved the change in accountants.
          (iv) There has been no disagreement between the Company and Maillie, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Maillie would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.
          (v) The Company has not been advised of any matters described in Regulation S-B, Item 304(a)(1)(B).

     (b) New Independent Accountants.

          (i) The Company engaged Bagell, Josephs & Company, LLC located at 200 Haddonfield Berlin Rd. High Ridge Commons Suite 400-403 Gibbsboro, NJ 08026 ("Bagell"), as its new independent accountants as of February 6, 2004. Prior to such date the Company did not consult with Bagell regarding (i) the application of accounting principles,
          (ii) the type of audit opinion that might be rendered by Bagell, or
          (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.


Item 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b) Internal Control Over Financial Reporting:

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regards to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age        Position(s) with Company
---------------      -----    ---------------------------------------
John A. Grillo        43      Chairman and President (1)
David W. Mason        40      Vice-President of Marketing and Director (2)
Rusty J. Gramiak      47      Vice-President of Operations and Director (3)
Edmond Ragazzi        61      Secretary (4)
Larry A. Shusman      61      Chief Financial Officer (5)
John O'Neill          47      Chairman(1)
Deborah O'Neill       46      Secretary, Treasurer and Director (4)
Patty Palmieri        38      Controller (5)

(1) Mr. Grillo resigned as the Company's Chairman on February 20, 2004 but remains the President, Chief Executive Officer and a Director of the Company and John O'Neil was appointed the Chairman.
(2) Mr. Mason resigned as an officer and director of the Company on February 20, 2004.
(3)  Mr. Gramiak resigned as a director of the Company on February 20, 2004.
(4) Mr. Ragazzi resigned as an officer on February 20, 2004 and Deborah O'Neil was appointed the Secretary, Treasurer and a Director of the Company.
(5) Mr. Shusman resigned on February 20, 2004. Patty Palmieri was hired as the controller on March 15, 2004 and has assumed the accounting responsibilities for the Company.

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

Business Experience

John A. Grillo

Mr. Grillo serves NESC as its president and chief executive officer. He is the designer and developer of the NESC Energy Gatekeeper Program. He has managed virtually every aspect of the electrical contracting business. Mr. Grillo is also an electrical energy conservation expert. He has designed and implemented energy efficient lighting and motor systems for ten of his eighteen years in electrical contracting. His concentration in energy efficiency has led to a number developments in the field. He has designed and programmed comprehensive lighting upgrade analysis software which NESC has been using successfully for the past two years. He designed and implemented energy efficient lighting programs for several local utility companies. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long -term care industry. He is an Environmental Protection Agency certified lighting surveyor. Throughout his career Mr. Grillo has participated and led sales and contracting initiatives. He has set up NESC marketing campaigns and developed the company's extensive contract and documentation package. Mr. Grillo attended Northeastern University's School of Electrical Engineering Technology from 1979 to 1983.

David W. Mason

David W. Mason, 38, was the company's Vice-President of Sales and Marketing since 2000. Mr. Mason graduated from Boston University in 1988 with a Bachelor of Science degree in Urban Affairs. Prior to joining the company Mr. Mason worked in the television industry for various networks including ABC, CBS, ESPN, TNT and TBS. Mr. Mason is responsible for the marketing of the Company as well as being the direct link between the home office and the sales team in the field. Mr. Mason also is responsible for all convention, training seminars and benefits.

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

Edmond B. Ragazzi

Mr. Ragazzi has worked for the Company since 1997 and was appointed by the Company's Board of Directors to serve as Secretary. In that capacity he is responsible for maintaining the corporate books and records. Mr. Ragazzi's primary responsibilities include management of the Company's relationships with different utility companies.

Larry A. Shusman

Mr. Shusman worked for the Company on a regular weekly part-time basis since October 1, 2001 as the Chief Financial Officer. His responsibility was to handle the books and records of the Company according to GAAP, along with being the liaison with the independent accountants. In addition to his work for the Company, Mr. Shusman is currently employed part-time by Classic Hair, LLC as its Chief Financial Officer and has worked in that capacity since August 2001. From April 2000 until August 2001, Mr. Shusman was employed full-time by Spring Air Mattress Company as its East Coast Regional Controller and Office Manager. Prior to April 2000, he worked for Waste Management, Inc. for a period of one month as a staff accountant. From January 1996 to January 2000, Mr. Shusman served as the Chief Financial Officer and Controller of Potts Welding and Boiler Repair Co., Inc. Mr. Shusman originally attended Penn State University between September 1960 and June 1961, but graduated from Temple University in June 1964 with a Bachelor of Science degree in Accounting.

Deborah F. O' Neil

Deborah F. O'Neill is the Secretary/Treasurer for NESC and serves on its Board of Directors. She is a Certified Public Accountant with experience in auditing, income tax preparation and real estate development. During the years spent with a public accounting firm, Deborah specialized in long term care audits and cost report preparation. Moving to the private sector, she was a founder and CFO of a proprietary software company that offered turnkey accounting and medical computer systems to long term care entities in Ohio, Pennsylvania, Connecticut and several other states. Currently, Mrs. O'Neill works in the financial management area of the family's healthcare conglomerate, O'Neill Management LLC. Deborah graduated from Kent State University magna cumme laude with a Bachelor of Business Administration degree in Accounting.

John T. O' Neil

John T. O'Neill is the Chairman of the Board of Directors. He brings to NESC experience in many aspects of the long term care profession coupled with a comprehensive vision of energy consumption patterns for long term care facilities. Mr. O'Neill began his career working in the nursing home built by his family more than forty years ago. His vision and leadership has transformed the business into a healthcare conglomerate that now offers assisted living, Alzheimer and dementia care, rehabilitative services, skilled nursing and Facility management. As the CEO of O'Neill Management LLC, he has been instrumental in the planning, development, construction and daily operation of healthcare facilities. He is also active in the medical reimbursement initiatives in the state of Ohio, and has long been proactive in energy conservation techniques for his facilities. He attended Bowling Green State University and The Ohio State University where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator.

Patricia Palmieri

Patricia A. Palmieri is the Controller of the Company and has served in this capacity since March 2004. Ms. Palmieri has 14 years accounting experience in various industries such as home mortgages and auto financing. Ms. Palmieri's current duties include the responsibility for the financial reporting of the Company, coordination of reviews and audits, reconciliation and reporting to the financing companies and various aspects of the Human Resource area. Ms. Palmieri has a Bachelor of Arts in Accounting and a Masters in Business Administration.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Board Meetings and Committees

The Board of Directors of the Company did not hold any meetings during the fiscal year ended October 31, 2003. The Board does not currently have an Audit, Executive or Compensation Committee.

Significant Employees

On March 15,  2004,  the Company  hired  Patricia A.  Palmieri as its  Corporate
Controller, one of whose primary functions will be establishing internal controls and managing the current systems.

Family Relationships

John O'Neil and Deborah O'Neil are husband and wife. In addition, Rochelle Mason is David Mason's mother and Barbara Leopold is David Mason's sister, whose trust owns 547,000 shares.

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Audit Committee Financial Expert

During 2003, the Company did not maintain an Audit Committee because we had an insufficient number of qualified outside directors. Moreover, the Company had not designated an Audit Committee Financial Expert. Until the Company is able to obtain directors and officer liability insurance for its board of directors, it is unlikely that we will be able to attract the qualified persons necessary to fulfill these functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company does not have a class of securities registered pursuant to section 12 of the Exchange Act and files this and other reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act. Therefore,
Section 16(a) is not applicable to the Company or its control persons.

Code of Ethics

On February 4, 2005, we adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.


Item 10. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended October 31, 2003, 2002 and 2001 to the Company's CEO and four highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                     --------------------------------             ------------------------------
                                                                         AWARDS          PAYOUTS
                                                                   -------------------- ---------
                                             OTHER     RESTRICTED
                                             ANNUAL      STOCK      OPTIONS/    LTIP        ALL OTHER
NAME AND                   SALARY    BONUS COMPENSATION  AWARD(S)    SARS      PAYOUTS        COMP.
POSITION              YEAR  ($)       ($)      ($)        ($)        (#)         ($)          ($)
------------------    ----  ---      ----     ---        ---        ---          ---          ---
John Grillo,
CEO & President       2003 98,525
                      2002 57,517   42,000
                      2001 61,984   26,570

David W Mason
 VP of Marketing      2003 50,923           2,622
                      2002 53.539   25.726  2,622              7,500(a)
                      2001 45,000   50.168  2,622

Rusty Gramiak
VP of Operations      2003 52,500           2,892
                      2002 55,305   24,468  2,622              10,000(b)
                      2001 46,061   30,819  3,622

Ed Ragazzi.           2003 39,639        0  3,300
Secretary             2002 55,906        0      0                4000(c)
                      2001      0        0      0

Larry Shusman.        2003 23,400        0      0
CFO                   2002 30,600        0      0                5000(d)
                      2001      0        0      0

Deborah O'Neil
Secretary and
Treasurer             2003      0        0
                      2002      0        0
                      2001      0        0
John O'Neil
Chairman and
Director              2003      0        0
                      2002      0        0
                      2001      0        0

(a) Mr. Mason received 5000 shares of the Company's restricted common stock on January 3, 2002 and 2500 shares of restricted common stock on January 16, 2002. Because of the absence of an established trading market for the common stock, the Company is unable to determine the fair market value at the time the stock was awarded.

(b) Mr. Gramiak received 5000 shares of the Company's restricted common stock on January 3, 2002 and 5000 shares of restricted common stock on January 16, 2002. Because of the absence of an established trading market for the common stock, the Company is unable to determine the fair market value at the time the stock was awarded.

(c) Mr. Ragazzi received 4000 shares of the Company's restricted common stock on January 3, 2002. Because of the absence of an established trading market for the common stock, the Company is unable to determine the fair market value at the time the stock was awarded.

(d) Mr. Shusman received 5000 shares of the Company's restricted common stock on April 18, 2002. Because of the absence of an established trading market for the common stock, the Company is unable to determine the fair market value at the time the stock was awarded.

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.


Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights.

The Company does not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended October 31, 2004, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 31, 2003, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                        Common Stock
                                                    Beneficially Owned
                                    Title of
Name and Address                     Class         Number      Percent(1)
--------------------------------------------------------------------------
John A. Grillo                      Common       3,098,300        24.6%
101 Captains Walk
Egg Harbor Township, NJ 08234

David W. Mason                      Common         572,900         4.5%
195 Sandy Ridge / Mt. Airy Rd.
Stockton, NJ  08559

Rusty J. Gramiak                    Common          10,000            *
343 Cos Cob Dr.
Galloway, NJ  08205

Edmond Ragazzi                      Common           4,000            *
554 Fourth Str.
Absecon, NJ 08201

Larry Shusman                       Common           5,000            *
1502 Squire Lane
Cherry Hill, NJ 08003

All Executive Officers and
Directors as a Group                Common       3,690,200        29.3%
(Five (5) persons)

Barry Feldscher                     Common       3,333,300        26.5%

Rochelle Mason                      Common       1,666,000        13.2%

Charter Management, LLC(**)         Common       3,433,300        22.0%
--------------------------------------------------------------------------
*     Less than 1%.

(**) Charter Management, LLC, an Ohio limited liability company, is owned by John & Deborah O'Neil. These shares of common stock were acquired on September 3, 2003. Charter also owned 100% of the Company's convertible preferred series A stock.

(1) Applicable percentage of ownership is based on 15,598,014 shares of common stock outstanding as of October 31, 2003, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of October 31, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


Item 12. Certain Relationships and Related Transactions

In October 2001, the Company entered into the Share Exchange with NESNJ and its shareholders. The exchange was made whereby the Company issued 10,000,000 shares of its common stock to the shareholders of NESNJ for all of the issued and outstanding stock of NESNJ. As part of the exchange, John A. Grillo, the Company's current President and Secretary, received 3,333,300 shares of the Company's common stock. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 49:3-50(b)(9) of the New Jersey Code and Section 211(b) of the Pennsylvania Code.

In January 2002, the Company issued a total of 39,000 shares of its restricted common stock to eleven (11) of its employees for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code, Section 211(b) of the Pennsylvania Code and Section 581-5(I)(c) of the Texas Code.

In June 2004, National Demand LLC., an Ohio limited liability company, agreed to purchase from Powerweb Inc., a web based internet energy management control system. National Demand LLC., is owned 95% by John T. O'Neill and 5% by John A. Grillo. NESC is currently providing product testing for the Powerweb product and when the product is ready for market NESC will offer the energy management system to its clients through a licensing agreement with National Demand, LLC.

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


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         ------------------------------------------------------------

3.(i).1  [1]        Articles of Incorporation filed February 17, 1998.

3.(i).2  [1]        Certificate of Amendment of Articles of Incorporation  filed
                    October 29, 2001.

3.(ii).1 [1]        Bylaws.

4.1[1] Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2  *              Promissory  Note from the  Company  to Morris  Harris  dated
                    April 4, 2003

4.3  *              Convertible  Promissory  Note from the  Company  to  Charter
                    Management dated August 25, 2003

10.1 [1]            Master  Agreement  between  NESNJ and PPL dated  January 11,
                    1999.

10.2[1] Lease for the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey 08234 dated April 13, 2001.

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

10.5 [2]            Master Agreement with Charter Management.

10.6 [2]            Addendum Two to Egg Harbor Township lease.

10.7 [2]            New Hope lease extension.

10.8 [2]            Sample funding agreement with Charter Management.

14.1   *            Code of Ethics and Business Conduct

16.1                Letter  from  Maillie,  Falconiero  &  Company,  LLP  to the
                    Commission

17.1  *             Letter of Resignation of David W. Mason

17.2  *             Letter of Resignation of Rusty Gramiak

17.3  *             Letter of Resignation of Edward Ragazzi

17.4  *             Letter of Resignation of John Grillo

17.5  *             Letter of Resignation of Larry Shusman

31.1   *            Certification re: Section 302 (CEO)

31.2   *            Certification re: Section 302 (Controller)

32.1   *            Certification re: Section 906 (CEO)

32.2    *           Certification re: Section 906 (Controller)

-------------------------------------------------
[1]  Filed with the Company's Registration Statement on November 14, 2002.
[2]  Filed with the  Company's  Amended  Registration  Statement  on November 6,
     2003.
*    Filed herein.


     (b) Reports on Form 8-K During the last quarter of the fiscal year ended October 31, 2003, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered was $25,730 and $20,751 for the audit of the Company's annual financial statements for the fiscal years ended October 31, 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee."

Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended October 31, 2003 and 2002.

Audit Committee Policies and Procedures. The Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Bagell, Josephs & Company, LLC, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


Date: February 11, 2005          National Energy Services Company, Inc.
                                --------------------------------------
                                           (Registrant)


                        By: /s/ John A. Grillo
                        ----------------------------------------
                        John A. Grillo, CEO and President


Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                     Date

/s/ John A. Grillo                                             February 11, 2005
-----------------------------       CEO, President & Director
John A. Grillo

/s/ John O'Neil                                                February 11, 2005
-----------------------------           Chairman
John O'Neil

/s/ Deborah O'Neil                                             February 11, 2005
-----------------------------     Secretary, Treasurer and Director
Deborah O'Neil

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operation.........................................F-4

Consolidated Statements of Changes
in Stockholders' Equity (Deficit)............................................F-5

Consolidated Statements of Cash Flow.........................................F-6

Notes to Consolidated Financial Statements...................................F-8

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants



High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828   Fax (856) 346-2882


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

The Board of Directors and Stockholders
National Energy Services Company, Inc.
Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2004 and 2003 that has resulted in substantial accumulated deficits. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell Josephs & Company, LLC
Bagell Josephs & Company, LLC
Gibbsboro, New Jersey

January 15, 2005







MEMBER OF:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA) SEC PRACETIC SECTION OF THE AICPA (SECPSI) NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA STATE BOARD OF ACCOUNTANCY

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                                      2004               2003
                                                                                 ---------------    --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                         $     73,223     $      45,656
  Accounts receivable, net                                                                43,116           183,285
  Notes receivable - related parties                                                     284,853           334,292
  Notes receivable - other, current portion                                            1,709,128           975,566
  Prepaid expenses and other current assets                                              203,132           132,500
    Total Current Assets                                                               2,313,452         1,671,299
                                                                                 ---------------    --------------

  Fixed assets, net of depreciation                                                       13,503            16,639
  Notes receivable - other, net of current portion                                     2,393,627         3,546,966
  Other assets                                                                            88,521            78,279
TOTAL ASSETS                                                                        $  4,809,103       $ 5,313,183
                                                                                 ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
  Note payable - bank                                                             $            -         $   4,648
  Line of credit                                                                         116,665           154,761
  Accounts payable and accrued expenses                                                  246,242           928,732
  Notes payable - related parties                                                         80,901           182,037
  Current portion of long-term debt                                                    2,115,382         1,231,435
      Total Current Liabilities                                                        2,559,190         2,501,613
                                                                                 ---------------    --------------
Long-term debt, net of current portion                                                 2,545,121         3,539,626
      Total Liabilities                                                                5,104,311         6,041,239
                                                                                 ---------------    --------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorizeed,
     187,389 and 78,702 shares issued and outstanding at October 31, 2004
     and 2003, respectively.                                                                 187                79
  Common Stock, $.001 Par Value; 20,000,000 shares authorized 15,698,014 and
     15,598,014 shares issued and outstanding at
     October 31, 2004 and 2003, respectively                                              15,698            15,598
  Additional Paid-in Capital                                                           2,453,418         1,444,226
  Deficit                                                                             (2,764,511)       (2,187,959)
      Total Stockholders' Equity (Deficit)                                              (295,208)         (728,056)
                                                                                 ---------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $  4,809,103      $  5,313,183
                                                                                 ===============    ==============



                       The accompanying consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                       2004                      2003
                                                                                -------------------        ----------------
OPERATING REVENUES
  Equipment sales                                                               $           831,615        $      2,571,409
  Management revenue                                                                          4,455                 116,119
  Energy management revenue                                                                  74,200                  76,800
  Energy sales                                                                                3,830                   1,810
                                                                                -------------------        ----------------

                                                                                            914,100               2,766,138
COST OF SALES                                                                               520,987               2,460,494
GROSS PROFIT                                                                                393,113                 305,644
                                                                                -------------------        ----------------

OPERATING EXPENSES
   Selling expenses                                                                         399,627                 470,499
   General and administrative expenses                                                      513,394                 944,087
   Depreciation and amortization                                                              7,344                   8,034
       Total Operating Expenses                                                             920,365               1,422,620
                                                                                -------------------        ----------------

LOSS BEFORE OTHER (EXPENSE)                                                                (527,252)             (1,116,976)

OTHER (EXPENSE)
   Interest expense                                                                         (49,300)                (50,079)
       Total Other (Expense)                                                                (49,300)                (50,079)
                                                                                -------------------        ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                                           (576,552)             (1,167,055)
Provision for Income Taxes                                                                        -                       -
                                                                                -------------------        ----------------

NET LOSS APPLICABLE TO COMMON SHARES                                            $          (576,552)       $     (1,167,055)
                                                                                ===================        ================

NET LOSS PER BASIC AND DILUTED SHARES                                           $             (0.04)       $          (0.09)
                                                                                ===================        ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                   15,638,293              13,341,032
                                                                                ===================        ================


                       The accompanying consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                          Additional
                                          Preferred Stock            Common Stock         Paid-in
Description                              Shares        Amount     Shares       Amount      Capital         Deficit        Total
------------------------------------- ----------- ------------ ------------ ------------  ------------- -------------  -----------

Balance, October 31, 2002                       - $         -    12,594,260 $      12,594 $     531,506 $  (1,020,904) $  (476,804)

Issuance of common stock in exchange
 for services                                   -           -        25,000            25         2,075             -        2,100
Issuance of common stock in exchange
 for cash                                       -           -     2,978,754         2,979       247,021             -      250,000
Conversion of loans payable - other
  to preferred stock, class A              78,702          79             -            -        663,624             -      663,703

Net loss for the year                           -           -             -   (1,167,055)    (1,167,055)
                                      ----------- ------------ ------------ ------------  ------------- -------------  -----------

Balance, October 31, 2003                  78,702          79    15,598,014       15,598      1,444,226    (2,187,959)    (728,056)
Issuance of common stock for cash                                   100,000          100          8,300             -        8,400
Issuance of preferred stock for cash      108,687         108                                 1,000,892             -    1,001,000

Net loss for the year                           -           -             -            -                     (576,552)    (576,552)

Balance, October 31, 2004                 187,389 $       187    15,698,014 $     15,698  $   2,453,418  $ (2,764,511) $  (295,208)



                       The accompanying consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                                            2004            2003
                                                                                ----------------    ----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                     $       (576,552)   $     (1,167,055)

   Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation                                                                          7,344               8,034
     Common stock issued for services                                                          -               2,100

  Changes in assets and liabilities
     Decrease in accounts receivable                                                     140,169             329,830
     (Increase) in prepaid expenses and other assets                                     (70,632)           (130,750)
     (Increase) in deposits                                                              (10,242)            (78,279)
     (Decrease) in accounts payable and
       and accrued expenses                                                             (682,490)            (42,092)
                                                                                ----------------    ----------------
     Total adjustments                                                                  (615,851)             88,843
                                                                                ----------------    ----------------

     Net cash (used in) operating activities                                          (1,192,403)         (1,078,212)
                                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net amounts received (paid) from loans receivable - related party                      49,439             (17,369)
   Net amounts received (paid) from loans receivable                                     419,777            (863,021)
   Acquisitions of fixed assets                                                           (4,208)                  -
                     -                                                          ----------------    ----------------

      Net cash provided by (used in) investing activities                       $        465,008    $       (880,390)
                                                                                ----------------    ----------------


                       The accompanying consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      YEARS ENDED OCTOBER 31, 2004 AND 2003
                                  (CONTINUED)

                                                                                            2004            2003
                                                                                ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                                        $          8,400    $        250,000
    Proceeds from preferred stock issuances                                            1,001,000                   -
    Repayment of line of credit                                                          (38,096)            (23,810)
    Repayment of note payable - bank                                                    (115,206)             (9,297)
    Net proceeds from long-term debt                                                           -           1,111,549
    Net proceeds (payments) from note payable - related party                           (101,136)            654,838
       Net cash provided by financing activities                                         754,962           1,983,280
                                                                                ----------------      --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                27,567              24,678

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             45,656              20,978
                                                                                ----------------      --------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $         73,223      $       45,656
                                                                                ================      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $         49,300      $       50,079
                                                                                ================      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Issuance of common stock for:

   Services                                                                     $          8,400      $        2,100
                                                                                ================      ==============

   Issuance of preferred stock to convert notes payable - related parties       $              -      $      663,703
                                                                                ================      ==============

   Disposal of fully depreciated fixed assets                                   $          5,167      $            -
                                                                                ================      ==============


                       The accompanying consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003



NOTE 1 - NATURE OF BUSINESS

National Energy Services Company, Inc. ("NES") was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ" or the "Company"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. Prior to the exchange, the authorized capital stock of NES consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. As of the Exchange Date, NESNJ became a wholly owned subsidiary of the Company.

For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity for accounting purposes, and the financial statements presented herein are those of NESNJ.

Upon this transaction, the Company changed its business plan to NESNJ's business plan of marketing aggregated energy management services to the long- term care industry. The Company capitalized on their experience as electrical contractors to develop a comprehensive energy management program for long- term care facilities, which is paid directly from savings generated by energy system improvements. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"), all of which serve to strengthen their current profitability, maintain contractually competitive power during deregulation uncertainty, and fund these renovations through the monthly energy savings with no out-of-pocket costs to the facility.

To provide funding for the energy conservation projects, the Company formed a strategic alliance with PP&L. PP&L markets energy related products and services to commercial and industrial customers. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003



NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary.   All  significant  inter-company  accounts  and
transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues as these revenues are earned under the various contracts the Company enters into. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" discusses several issues regarding how companies can recognize revenues. Accordingly, the Company has contracts for each type of revenue generating activity, however, some revenue generating activities are combined in the same agreement.

The Company has developed a proprietary comprehensive, cost-driven energy-management system called the Energy Gatekeeper Program which custom tailors an energy conservation plan to maximize energy efficiency in any energy consuming building system for long-term health care facilities thereby improving their bottom line. The Company has aggressively embraced new technologies and formed strategic alliances that enable it to offer state-of-the-art goods and services for the purpose of saving long-term health care facilities operating costs on a month-to-month basis with no out-of-pocket cost.

The Energy Gatekeeper Program bundles energy saving system upgrades within an energy supply agreement. The health care facility signs a contract of 60 months or longer in which all equipment upgrades are paid for and all energy bills are consolidated into one invoice. The complete service contract provides:

-    Monitoring of utility usage to spot inefficiencies;
-    All energy bills consolidated into one easy to manage invoice; and
-    Competitive supply price guarantee for life of contract.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Energy Gatekeeper Program is a combined service and financing agreement whereby the facility has all its energy services managed by the Company and its energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60- month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, the Company contracts carry a 24-month renewal period.

The Company controls the acquisition of power to all customers in two ways, contractually and through a limited power of attorney. This ability to exercise complete control is more than found in most other such financing agreements, enhancing the level of security for the funding source and increasing the payment impetus for the installed equipment.

The products and services offered in the Energy Gatekeeper Program include:

OLSS (Ozone Laundry Support System)
Lighting Upgrades
Mechanical Systems (HVAC)
Water/Sewer Conservation Methods
Acquiring On Generation & Asset Management Energy Supply Procurement Management

Strategic Alliance with PP&L Spectrum, Inc:

The Company has formed a strategic alliance with Penn Power & Light ("PP&L") to market energy-related products and services to commercial and industrial customers. It delivers products and services to customers through its subsidiaries.

In this alliance, PP&L provides critical support to the Company in several ways; Funding Source - PP&L Spectrum serves as a funding source providing financing for the equipment upgrades including lighting, HVAC, OLSS systems and water conservation measures and Engineering - PP&L provides system analysis, design and engineering for potential HVAC, Mechanical and Microturbine projects.

The Company receives 5% of the gross project cost as a sales commission on all projects specified and managed by PP&L, which are referred by the Company. These commissions received by the Company are recorded in its consolidated statements of operations under management revenues. The Company recognizes the commissions in accordance with the agreement with PP&L. The Company has not negotiated these commission agreements with PP&L in over one year. All remaining commissions earned are part of the original contracts the Company had entered into with PP&L, and are not a material component of management revenues.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Strategic Alliance with Charter Management LLC: In October 2002, the Company received a term sheet from Charter Management LLC, ("Charter") a lending institution, relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility at which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed. The Company shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith.

The Company has signed a master agreement with Charter for the express purpose of allowing Charter to fund energy upgrade and retrofit opportunities in the long-term care/retirement community industry in a series of funding agreements for each job.

Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which are negotiated at the time of contract signing. This term represents the term of the service contract.

Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility.

Charter may terminate the master agreement with 30 days written notice to the Company.

In lieu of the traditional collection methods used for loan repayment such as coupons or monthly statements, the equipment financing payment is added into the monthly utility bill that the customer receives. For financing providers this produces a greater level of asset repayment protection. Traditionally a facility would receive an energy bill from the provider of that service and submit payment directly to that provider. Under the Energy Gatekeeper Program, the Company becomes the energy manager and receives the facility's energy bills directly from the energy suppliers and transporters. Upon receiving the energy bills for a facility, the Company consolidates all of the facility's energy bills (combining the natural gas, electricity, water and sewer bills) into one invoice.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company forwards payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades.

For example, the financing charges for an energy-efficient lighting upgrade would be added into the electric portion of a consolidated invoice because the upgrade reduced the corresponding electricity usage.

This advantage adds one more level of control to the Company's process. The Company already controls the operations and management of the project equipment and energy supply.

The Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables. Specifically, the Company does bundle their energy management service package with the installation agreement in the gatekeeper agreement. However, the Company does bill separately for those services, and one service is not contingent on the other. Pursuant to Staff Accounting Bulletin Topic 11:M, which deals with the impact recently issued accounting standards will have on the financial statements of registrants when adopted in a future period, the Company does not believe that the consolidated financial statements will be materially affected by EITF 00-21.

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company's policy for the recognition for each type of revenue varies. The Company will recognize the revenue for the equipment sales upon installation, and the management revenue is earned systematically over the duration of the period in which those services will be provided. The Company values each element in accordance with the provisions of the Statement of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises".

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company believes their earnings process is completed upon installation of the equipment as it relates to equipment sales. However, the Company will continuously manage and service its customers and bill for those services over time. This activity is not part of the installation component, however, it's a separate revenue generating activity.

Under SFAC 5, the Company recognizes revenue for each of its components when the revenue is realized or realizable and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. When considering the types of arrangement the Company enters into, all of the criteria are present, and therefore, are recorded in accordance with the authoritative literature.

Management revenues and management energy revenues are recognized and billed monthly as earned, or as commissions when the equipment sales are final at the time of installation, which is the time the earnings process is completed. Management revenue includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being billed correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user.

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the Company's consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                October 31,        October 31,
                                                   2004               2003
                                               ------------        ------------
Net Loss                                        ($576,552)         ($1,167,055)

Weighted-average common shares
   outstanding (Basic)                         15,638,293           13,341,032

Weighted-average common stock equivalents:
   Stock options and warrants                           -                    -

Weighted-average common shares
   outstanding (Diluted)                       15,638,293           13,341,032

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $6,105 and $8,112 for the years ended October 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of the grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Bad Debt

The allowance for uncollectible accounts and notes receivable are based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. Customer's credit ratings are evaluated prior to entering into any revenue agreements.

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company reports receivables at the fair value less nay charge offs and allowances for uncollectible amounts. In addition, any loans originating from receivables are reported net of any unamortized premium or discount.

Bad debt expense for the years ended October 31, 2004 and 2003 was $62,327 and $289,245, respectively.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement does not currently impact the consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles
Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003



NOTE 3- FIXED ASSETS

Fixed assets consist of the following at October 31, 2004 and 2003:

                                       2004         2003
                                   ----------    ---------
Office equipment                   $   29,793    $  30,465
Furniture and fixtures                  2,107        2,107
Leasehold improvements                  2,900        3,187
                                   ----------    ---------
                                       34,800       35,759
Accumulated Depreciation              (21,297)     (19,120)
                                   ----------    ---------
                Total              $   13,503    $  16,639

Depreciation expense was $7,344 and $8,034 for the years ended October 31, 2004 and 2003. During the year, fully depreciated assets in the amount of $5,167 were disposed of and subsequently written off.

NOTE 4- NOTES RECEIVABLE - OTHER

The Company has outstanding notes receivable representing customer notes under their Energy Gatekeeper Program.

Under the Energy Gatekeeper Program, the Company becomes the energy manager and receives the facility's energy bills directly from the energy suppliers and transporters. Upon receiving the energy bills for a facility, the Company consolidates all of the facility's energy bills (combining the natural gas, electricity, water and sewer bills into one invoice).

Additionally, the monthly project financing costs are added into the consolidated invoice. This makes for a "seamless" bill that includes the costs of conventional utilities, as well as the amortized costs of the energy-saving equipment. After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company forwards payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades.

The notes  correspond to long-term  debt with PP&L and Charter  Management  (see
Note 8). The notes receivable are shown net of an allowance for uncollectible amounts of $307,201 at October 31, 2004.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003



NOTE 4- NOTES RECEIVABLE - OTHER (CONTINUED)

The maturity of these notes receivable in the next four years and in the aggregate are:

Year Ending October 31,:

2005 $ 1,709,128 2006 1,543,216 2007 765,217 2008 85,194

     4,102,755 Less: current portion (1,709,128)

     Notes receivable - other, net of current portion $2,393,627


NOTE 5- NOTES RECEIVABLE - RELATED PARTIES

The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and has classified them as current assets on the consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at October 31, 2004 and 2003 are $284,853 and 334,292, respectively.

NOTE 6- ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At October 31, 2004 and 2003, the Company has $43,116 and $183,285, respectively.

NOTE 7- LINE OF CREDIT

The Company has a $200,000 demand line of credit, which carries an interest rate of the issuing bank's prime rate plus 1%. During the years ended October 31, 2004 and 2003, the Company had reached the maximum of the line at various times. At the end of the fiscal years the balance owed was $116,665 and $154,761, respectively. The line of credit is secured by substantially all corporate assets and a shareholder/officer guarantee.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 8- LONG-TERM DEBT

As noted in Note 4, the Company, under the Gatekeeper contract is a party to the loans that are provided for the equipment purchase. The Company receives payments by the facilities and in turn remits those over to the provider, PP&L and Charter.

In accordance with FASB Interpretation 45, the Company accounts for the recognition of the long-term debt with the lending source at the inception of the loan agreement. The Company records the liability at the inception of the guarantee and only will reflect a reduction of the payable, i.e. release from guarantee upon the expiration or settlement of the guarantee, by a systematic and rational amortization method or as the fair value of the guarantee changes.

Statement of Financial Accounting Standards Number 5 discusses disclosures and recognition of liabilities relating to loss contingencies. A prime example discussed is the guarantees of indebtedness of others. Under this pronouncement, the Company has disclosed the guarantee and has recorded the liability, because the amounts currently due are probable and reasonably estimated.

At October 31 long-term debt consists of:

                                                    2004               2003
                                               -------------       ------------
PP&L and Charter Management term loans,
five year terms, corresponding with
notes receivable (see Note 4)                  $   4,660,503       $  4,771,061
                                               -------------       ------------
Net long term loans payable                    $   4,660,503       $  4,771,061

At October 31, 2004 maturities on these notes are:

                       2005                     $  2,115,382
                       2006                        1,661,643
                       2007                          798,283
                       2008                           85,195
                                                   4,660,503
                      Less: current portion       (2,115,382)
                                                $  2,545,121

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003



NOTE 9- NOTE PAYABLE - BANK

The Company has a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. At October 31, 2004 and 2003, there remains $ -0- and $4,648 outstanding, respectively.

NOTE 10- NOTES PAYABLE - RELATED PARTIES

The Company has notes payable with a stockholder/employees/officers in the amount of $80,901 and $182,037 at October 31, 2004 and 2003, respectively. These notes have no stated interest rates or repayment terms. Therefore, the Company has classified them as current liabilities.

NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At October 31, 2004 and 2003, the Company had 15,698,014 and 15,598,014 shares of common stock issued and outstanding, respectively.

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At October 31, 2004 and 2003, the Company had 187,389 and 78,702 shares of preferred stock issued and outstanding, respectively. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. Out of the $1,001,000 there remains $952,500 as a subscription receivable. This amount was subsequently received in February 2004. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of October 31, 2004 and 2003, no preferred shares have been converted.

In October 2001, National Energy Services Company, Inc.-NV issued 10,000,000 shares of common stock to acquire all the issued and outstanding shares of the common stock of National Energy Services Company, Inc., a New Jersey company, in a reverse merger. Upon the reverse merger, the Company had 11,700,000 shares issued and outstanding.

In fiscal 2002, the Company issued 840,260 shares of common stock restricted for $500,000, or $0.60 per share. Additionally, in fiscal 2002, the Company issued 54,000 shares of common stock restricted in exchange for services valued at $32,400, or $0.60 per share. The stock of the Company is not trading, and for fiscal 2002, the value was determined to be $.60 per share.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In fiscal 2003, the Company issued 2,978,754 shares of common stock restricted for $250,000, or $0.084 per share. The Company also issued 25,000 shares of common stock as consideration for a note that the Company received in the amount of $250,000. The Company valued these shares at $.084 the value they received for the 2,978,754 shares or $2,100.

In the first quarter of fiscal 2004, the Company issued 100,000 shares of common stock for services rendered. The value of the issuance of these shares was $8,400 (.084 per share).

There were no options or warrants granted, exercised or expired by the Company for the years ended October 31, 2004 and 2003. In addition, the Company does not have any options or warrants outstanding.

NOTE 12- COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. Payments under this lease were $21,996 and $22,282 for the years ended October 31, 2004 and 2003 respectively.

The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expires December 31, 2004. Payments under this lease were $12,600 and $13,750 for the years ended October 31, 2004 and 2003, respectively. Effective August 1, 2004, the Company abandoned the Pennsylvania office and requested the landlord to locate a replacement tenant as soon as possible. The Company will continue honor the existing lease through the end of the term or until a replacement is located.

The Company also has a three-year lease for certain office equipment, expiring in 2005. Payments under this lease were $10,531 and $12,754 for the years ended October 31, 2004 and 2003, respectively.

Future lease commitments at October 31, 2004:

                  2004                       $  8,169
                  2005                       $  4,627
                  2005                       $ 11,740

Management Fees

The Company had entered into a Management Agreement with a related party through common ownership that was terminated in fiscal 2003.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003




NOTE 13- PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At October 31, 2004 and 2003, deferred tax assets consist of the following:

                                                  2004          2003
                                            -------------   -----------
Net operating loss carryforwards            $     912,288   $   722,026
 Less:  valuation allowance                      (912,288)     (722,026)

                                            $         -0-   $       -0-

At October 31, 2004 and 2003, the Company had a federal net operating loss carryforward in the approximate amounts of $2,764,511 and $2,187,959, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 14- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 15- SUBSEQUENT EVENTS

The Company is in the process of arranging a settlement with PPL to have various assets and liabilities transferred to the ownership of said company in exchange for a reserve account to be established in the amount of $300,000 over a ten
(10) year period.