Form 10QSB
period 2004-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-02-16
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the quarterly period ended: January 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of February 11, 2005, there were approximately 15,698,014 shares of the Issuer's common stock, par value $0.001 per share outstanding.



Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                                      INDEX

     PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

    Balance Sheet
    Interim Income Statement
    Interim Statement of Cash Flows
    Notes to Interim Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures


     PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-6

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004

  ASSETS
Current Assets:
  Cash and cash equivalents                                                     $              22,572
  Accounts receivable, net                                                                    279,816
  Notes receivable - related parties                                                          327,833
  Notes receivable - other, current portion                                                 1,007,883
  Prepaid expenses and other current assets                                                   135,340
                                                                                ---------------------
    Total Current Assets                                                                    1,773,444
                                                                                ---------------------

  Fixed assets, net of depreciation                                                            14,633
  Notes receivable - other, net of current portion                                          3,884,126
  Other assets                                                                                 82,679
                                                                                ---------------------
TOTAL ASSETS                                                                    $           5,754,882
                                                                                =====================

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - bank                                                           $               2,324
  Line of credit                                                                              138,094
  Accounts payable and accrued expenses                                                       700,249
  Notes payable - related parties                                                             209,489
  Current portion of long-term debt                                                         1,656,415
                                                                                ---------------------
      Total Current Liabilities                                                             2,706,571
                                                                                ---------------------
Long-term debt, net of current portion                                                      3,798,205
                                                                                ---------------------
      Total Liabilities                                                                     6,504,776
                                                                                ---------------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, Series A, $.001 Par Value, 500,000 shares 187 authorized,
187,389 shares issued and outstanding

  Common Stock, $.001 Par Value; 20,000,000 shares authorized and                              15,698
     15,698,014 shares issued and outstanding
  Additional Paid-in Capital                                                                2,453,417
  Subscription receivable
                                                                                             (952,500)
  Deficit
                                                                                           (2,266,696)
                                                                                ---------------------
      Total Stockholders' Equity (Deficit)
                                                                                             (749,894)
                                                                                ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $           5,754,882
                                                                                =====================

                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003


                                                                                         2004                   2003
                                                                                ---------------------   ------------------
OPERATING REVENUES
  Equipment sales                                                               $             291,756   $        1,006,385
  Management revenue                                                                           31,665               37,709
  Energy management revenue                                                                         -               23,625
  Energy sales                                                                                      -                1,810
                                                                                ---------------------   ------------------
                                                                                              323,421            1,069,529

COST OF SALES                                                                                 143,209              779,156
                                                                                ---------------------   ------------------

GROSS PROFIT                                                                                  180,212              290,373
                                                                                ---------------------   ------------------

OPERATING EXPENSES
   Selling expenses                                                                            99,763              177,491
   General and administrative expenses                                                        154,747              233,490
   Depreciation and amortization                                                                2,006                2,010
                                                                                ---------------------   ------------------
       Total Operating Expenses                                                               256,516              412,991
                                                                                ---------------------   ------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                            (76,304)            (122,618)

OTHER (EXPENSE)
   Interest expense                                                                            (2,433)             (10,168)
                                                                                ---------------------   ------------------
       Total Other (Expense)                                                                   (2,433)             (10,168)
                                                                                ---------------------   ------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                                    (78,737)            (132,786)
Provision for Income Taxes                                                                         -                    -
                                                                                ---------------------   ------------------

NET LOSS APPLICABLE TO COMMON SHARES                                            $             (78,737)  $         (132,786)
                                                                                =====================   ==================

NET LOSS PER BASIC AND DILUTED SHARES                                           $               (0.01)  $            (0.01)
                                                                                =====================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                     15,631,347           12,594,260
                                                                                =====================   ==================

                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003


                                                                                          2004                  2003
                                                                                --------------------      ------------------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                                     $            (78,737)     $        (132,786)
                                                                                --------------------      ------------------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities

     Depreciation                                                                              2,006                  2,010
     Common stock issues for services                                                          8,400                      -

  Changes in assets and liabilities
     (Increase) in accounts receivable                                                       (96,531)            (1,170,786)
     (Increase) decrease in prepaid expenses and other current assets                         (2,840)                   478
     (Increase) in other assets                                                               (4,400)                     -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                                 (228,484)              1,316,868
                                                                                --------------------      ------------------
     Total adjustments                                                                      (321,849)                148,570
                                                                                --------------------      ------------------

     Net cash provided by (used in) operating activities                                    (400,586)                 15,784
                                                                                --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net amounts received from notes receivable - related party                                  6,459                (46,138)
   Net amounts received from notes receivable                                               (369,477)               (476,835)
                                                                                --------------------      ------------------

      Net cash (used in) investing activities                                               (363,018)               (522,973)
                                                                                --------------------      ------------------


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003


                                                                                          2004                  2003
                                                                                --------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and subscriptions receivable           $             48,500      $                -
    Repayment of line of credit                                                                                            -
                                                                                             (16,667)
    Repayment of note payable - bank
                                                                                              (2,324)                 (3,099)
    Net proceeds from long-term debt                                                         683,559                 476,834
    Net proceeds from issuance of note payable - related party
                                                                                              27,452                  16,356
       Net cash provided by financing activities                                             740,520                 490,091
                                                                                --------------------      ------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (23,084)                (17,098)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               45,656                  20,978
                                                                                --------------------      ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $             22,572      $            3,880
                                                                                ====================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $              2,433      $           10,168
                                                                                ====================      ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Issuance of common stock for:

       Services                                                                 $              8,400      $                -
                                                                                ====================      ==================


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JANUARY 31, 2004 AND 2003




NOTE 1 - NATURE OF BUSINESS

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the October 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003




NOTE 1 - NATURE OF BUSINESS (CONTINUED)

For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity for accounting purposes, and the financial statements presented herein are those of NESNJ.

Upon this transaction, the Company changed its business plan to NESNJ's business plan of marketing aggregated energy management services to the long- term care industry. The Company capitalized on their experience as electrical contractors to develop a comprehensive energy management program for long- term care facilities which is paid directly from savings generated by energy system improvements. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"), all of which serve to strengthen their current profitability, maintain contractually competitive power during deregulation uncertainty, and fund these renovations through the monthly energy savings with no out-of-pocket costs to the facility.

To provide funding for the energy conservation projects, the Company formed a strategic alliance with various lenders. These lenders market energy related products and services to commercial and industrial customers. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract assuring customers of continuing competitive pricing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)

The products and services offered in the Energy Gatekeeper Program include:

OLSS (Ozone Laundry Support System)
Lighting Upgrades
Mechanical Systems (HVAC)
Water/Sewer Conservation Methods

Strategic Alliance with PP&L Spectrum, Inc:
     The Company formed a strategic alliance with Penn Power & Light ("PP&L") to market energy-related products and services to commercial and industrial customers. It delivers products and services to customers through its subsidiaries.

In this alliance, PP&L provides critical support to the Company in several ways; Funding Source - PP&L Spectrum served as a funding source providing financing for the equipment upgrades including lighting, HVAC, OLSS systems and water conservation measures and Engineering - PP&L provided system analysis, design and engineering for potential HVAC, Mechanical and Microturbine projects.

The Company received 5% of the gross project cost as a sales commission on all projects specified and managed by PP&L, which are referred by the Company. These commissions received by the Company are recorded in its condensed consolidated statements of operations under management revenues. The Company recognizes the commissions in accordance with the agreement with PP&L. The Company has not negotiated these commission agreements with PP&L in over one year. All remaining commissions earned are part of the original contracts the Company had entered into with PP&L and are not a material component of management revenues.

Strategic Alliance with Charter Management LLC.
     In October 2002, the Company received a term sheet from Charter Management LLC, ("Charter") a lending institution, relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility at which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed by the Company. The Company shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



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

After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company had forwarded payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. As of the beginning of its fiscal year, the Company no longer is making payments to the suppliers of energy, however is still performing the management portion of it engagement.

For example, the financing charges for an energy-efficient lighting upgrade would be added into the electric portion of a consolidated invoice because the upgrade reduced the corresponding electricity usage.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)

This advantage adds one more level of control to the Company's process. The Company already controls the operations and management of the project equipment and energy supply.

The Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables. Specifically, the Company does bundle their energy management service package with the installation agreement in the gatekeeper agreement. However, the Company does bill separately for those services, and one service is not contingent on the other. Pursuant to Staff Accounting Bulletin Topic 11:M which deals with the impact recently issued accounting standards will have on the financial statements of registrants when adopted in a future period, the Company does not believe that the condensed consolidated financial statements will be materially affected by EITF 00-21.

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

The Company believes their earnings process is completed upon installation of the equipment as it relates to equipment sales, however, the Company will continuously manage and service its customers and bill for those services over time. This activity is not part of the installation component, however, it's a separate revenue generating activity.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



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

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the Company's condensed consolidated financial statements.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

     The following is a reconciliation  of the computation for basic and diluted
EPS:

                                              January 31,    January 31,
                                                 2004           2003
                                              ----------     -----------

Net Loss                                        ($78,737)      ($132,786)
                                              ----------     -----------

Weighted-average common shares
  outstanding (Basic)                         15,631,347      12,594,260

Weighted-average common stock equivalents:
      Stock options and warrants                       -               -
                                                       -               -

Weighted-average common shares
    outstanding (Diluted)                     15,631,347      12,594,260
                                              ==========      ==========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

     Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

     Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,934 and $8,115 for the three months ended January 31, 2004 and 2003, respectively.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



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

     Reclassifications

Certain amounts for the three months ended January 31, 2003 have been reclassified to conform to the presentation of the January 31, 2004 amounts. The reclassifications have no effect on net income for the three months ended January 31, 2003.

     Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement does not currently impact the condensed consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recent Accounting Pronouncements (Continued)

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


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at January 31, 2004:

Office equipment                           $    30,645
Furniture and fixtures                           2,107
Leasehold improvements                           3,187
                                           -----------
                                                35,759
  Accumulated Depreciation                     (21,126)
                                           -----------
            Total                          $    14,633
                                           ===========

     Depreciation expense was $2,006 and $2,010 for the three months ended January 31, 2004 and 2003.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 4 - NOTES RECEIVABLE - OTHER

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

The notes  correspond to long-term  debt with PP&L and Charter  Management  (see
Note 8). The notes receivable are shown net of an allowance for uncollectible amounts of $248,529 at January 31, 2004.

     The maturity of these notes receivable in the next five years and in the aggregate are:

     Period Ending January 31,:

            2005                                         $ 1,007,883
            2006                                           1,310,021
            2007                                           1,282,894
            2008                                             880,846
            2009                                             410,365
                                                         -----------
                                                           4,892,009
            Less: current portion                         (1,007,883)
                                                         -----------
            Notes receivable - other, net of
               current portion                           $ 3,884,126
                                                         ===========

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 5 - NOTES RECEIVABLE - RELATED PARTIES

The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and have classified them as current assets on their condensed consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at January 31, 2004 is $327,833.


NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At January 31, 2004 the Company has $279,816 outstanding.


NOTE 7 - LINE OF CREDIT

The Company has a $200,000 demand line of credit which carries an interest rate of the issuing bank's prime rate plus 1%. At January 31, 2004, the balance owed was $138,094. The line of credit is secured by substantially all corporate assets and a shareholder/officer guarantee.


NOTE 8 - LONG-TERM DEBT

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003




NOTE 8 - LONG-TERM DEBT (CONTINUED)

At January 31, 2004 long-term debt consists of:

                                                       January 31, 2004
                                                       ----------------

PP&L and Charter  Management  term  loans,
five year terms, corresponding with notes
receivable (see Note 4)                                 $    5,454,620
                                                        --------------
     Net long term loans payable                        $    5,454,620
                                                        ==============

At January 31, 2004 maturities on these notes are:

               2005                                     $   1,656,415
               2006                                         1,563,570
               2007                                         1,291,664
               2008                                           724,464
               2009 and thereafter                            218,507
                                                        -------------
                                                            5,454,507
              Less: current portion                        (1,656,415)
                                                        -------------
                                                        $   3,798,205

In addition, the Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three-year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004.


NOTE 9 - NOTE PAYABLE - BANK

The Company has a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. At January 31, 2004, there remains $2,324 outstanding.


NOTE 10 - NOTES PAYABLE - RELATED PARTIES

The Company has notes payable with a stockholder/employees/officers in the amount of $209,489 at January 31, 2004. These notes have no stated interest rates or repayment terms, therefore the Company has classified them as current liabilities.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At January 31, 2004 and 2003, the Company had 15,698,014 and 12,594,260 shares of common stock issued and outstanding, respectively.

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At January 31, 2004 and 2003, the Company had 187,389 and 0 shares of preferred stock issued and outstanding, respectively. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. Out of the $1,001,000, there remains $952,500 as a subscription receivable. This amount was received in February 2004. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of January 31, 2004 and 2003, no preferred shares have been converted.

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

In fiscal 2003, the Company issued 2,978,754 shares of restricted common stock for $250,000, or $0.084 per share. The Company also issued 25,000 shares of restricted common stock as partial consideration for a note that the Company received in the amount of $250,000. The Company valued these shares at $.084 per share or $2,100.

In the first quarter of fiscal 2004, the Company issued 100,000 shares of common stock for services rendered. The value of the issuance of these shares was $8,400 ($.084 per share).

There were no options or warrants granted, exercised or expired by the Company for the three months ended January 31, 2004 and 2003, nor does the Company have any options or warrants outstanding.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003






NOTE 12 - COMMITMENTS

     Leases

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2003, and was renewed for another year. Payments under this lease were $4,976 and $8,446 for the three months ended January 31, 2004 and 2003 respectively.

     Management Fees

The Company had entered into a Management Agreement with a related party through common ownership that was terminated in fiscal 2003.


NOTE 13 - PROVISION FOR INCOME TAXES

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

At January 31, 2004 and 2003, deferred tax assets consist of the following:

                                               2004             2003
                                            -----------       -----------

Net operating loss carryforwards            $   748,000       $   214,500
 Less:  valuation allowance                    (748,000)         (214,500)
                                            -----------       -----------

                                            $       -0-       $       -0-
                                            ===========       ===========

At January 31, 2004 and 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $2,266,696 and $649,993, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2004 AND 2003



NOTE 14 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended January 31, 2004 and 2003 and for years ended October 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements"

Overview

We market aggregated energy management services to the long- term care industry including developing a comprehensive energy management program for long- term care facilities which is paid directly from savings generated by energy system improvements. Our program consists of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry support systems ("OLSS"). In addition, the long-term care facilities are able to fund these renovations through their monthly energy savings with no out-of-pocket costs to the facility. Specifically, we formed strategic alliances with various lenders, such as Charter Management, to provide funding to the facilities for these energy conservation projects, This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing.

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

In attempting to obtain business, the Company will send field surveyors to interested facilities to determine the potential energy savings so that a cost proposal can be prepared and presented to the facility. During the course of the year, many proposals are made, but there is no guarantee that the Company will be able to perform the job at the facility because of several reasons. The credit rating of the facility and financial statements may not be minimally sufficient per the funding source (Charter Management). In this situation, the Company has incurred unrecoverable costs that won't be absorbed and then become part of the manufacturing overhead, which will reduce the gross profit of the Company.

Revenues

Our total revenues for the three months ended January 31, 2004 decreased $746,108 or approximately 69.7% from the comparable periods in fiscal 2003. This decline in revenues was due to the longer then anticipated search for a new project lender to provide financing to our customers in connection with the energy conservation projects. In addition, project approval went at a much slower pace then anticipated. The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books. Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the funding source prior to implementation. The primary sources of our revenue are ozone jobs and lighting jobs which account for approximately 90% of the Company's overall revenue for the period reported.

Ozone jobs are done to cut laundering costs by approximately 50% at nursing homes and assisted living facilities. The need for hot water is greatly reduced during the washing process as activated oxygen (ozone) in cold water is used and disinfects better than traditional hot water methods. The average facility has 120 beds which can save up to $1,500 per month in utility costs using this method. By injecting ozone (activated oxygen) into the wash and rinse water, laundry is cleaner and completely disinfected. Fewer cycles are required to clean, thus chemical use is reduced along with the energy bills. Because of the significant energy savings the cost of the equipment and installation can be funded through the monthly savings resulting in no out of pocket cost to the facility.

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

The revenues derived from Lighting Upgrades and Ozone Jobs was $291,756 and $1,006,385 for the three months ended January 31, 2004 and 2003. The remaining revenues for NESC are composed of Management Revenue which is $31,665 and $37,709 for the three months ended January 31, 2004 and 2003, representing 9% and 4% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities. In addition, we realized energy management revenues of $0 and $25,435 for the three months ended January 31, 2004 and 2003, representing 0% and 2% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs. The income statement did not reflect the reclass of energy management revenue of $36,750.

Cost of Sales

The cost of goods sold as a percentage of sales for the three months ended January 31, 2004 was approximately 44% of sales as compared to approximately 73% for the comparable periods in fiscal 2003.

In addition, the Company's gross margin increased while the direct costs remained constant. Ozone projects have a higher profit margin due to less competition in the market and the Company's ability to set pricing. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable. The gross profit for the three months ended January 31, 2004 and 2003 were $180,212 and $290,373, representing 55% and 27% of Revenues respectively.

Operating Expenses

Selling Expenses for the three months ended January 31, 2004 and 2003 were $99,763 and $177,491. General and Administrative Expenses for the three months ended January 31, 2004 and 2003 were $154,747 and $233,490.

Total Operating Expenses for the three months ended January 31, 2004 and 2003 were $256,516 and $412,991. Operating costs did not decrease proportionate to revenues due to fixed costs related to marketing and administration. The Company is also positioning itself in new markets and seeking new project financing which contributed to additional operating costs. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Interest Expense

Interest expense for the three months ended January 31, 2004 and 2003 were ($2,433) and ($10,168).

Net Income/Loss

Net Loss for the three months ended January 31, 2004 and 2003 were $78,737 and $132,786.

Assets and Liabilities

Assets were  $5,754,882  and  $7,811,123  as of January  31, 2004 and 2003.  Our
assets consisted primarily of accounts receivable with a value of $279,816 and $3,283,901 and notes receivable in the amount of $4,892,009 and $4,136,346 respectively. There is a significant swing in the accounts receivable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year.

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

Total Current Liabilities as of January 31, 2004 and 2003 were $2,706,571 and $ 5,235,788. Long Term Debt, less current portion was $3,798,205 and $3,184,925, respectively. There is a significant swing in the accounts payable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year. The majority of the payables represent pass through amounts. Utility invoices are booked as a liability by NESC when the invoices are created and offset when payments are received by the facilities; therefore, there have not been any timing differences.

Long Term Debt, less current portion was $3,798,205 and $3,184,925, as of January 31, 2004 and 2003 respectively.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At January 31, 2004 and 2003 the Company had cash and cash equivalents of $22,572 and $3,880. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company must complete the job, pay for all costs incurred, and obtain a completion certificate before submitting an invoice for reimbursement to our funding source, (Charter Management), before it is able to collect its revenue. These steps represent approximately a 30 day delay before receipt of the funds.

At the present time, the Company has minimal liquidity and working capital is severely strained as the Company has fully utilized its credit lines. There may not be any assurance that the Company's financial condition will improve significantly unless the Company successfully completes more jobs consistently on a monthly basis, which will enable the Company to generate additional cash flow, thereby reducing current liabilities.

Additionally, the Company negotiated the sale of additional shares of convertible preferred stock series A for $1,001,000 during the three months ended January 31, 2004. As of January 31, 2004, the Company received $48,500 with the balance of $952,500 received in February 2004. The are no other significant cash transactions other than that generated and used in the Company's operations.

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

Principles of consolidation The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At January 31, 2004 and 2003, the company's notes receivable were 85% and 53% of total assets.

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

The Company is obligated to the following cash outflows at January 31, 2004:

                                           Less than                            After 5
Contractual Obligations      Total          1 Year      1-3 Years    4-5 Years   Years
-----------------------   ----------    -----------    ----------    ---------- --------
Loans Payable
- Stockholder/employee    $  209,489    $   209,489    $        0     $      0  $      0

Bank Loan - PPL           $    2,324    $     2,324    $        0     $      0  $      0

Charter/ Penn
Power & Light
  Term Loans              $5,454,620     $1,656,415    $2,855,234     $724,464  $218,507

Short Term
Line of Credit            $  138,094     $  138,094    $        0     $      0  $      0

Operating Leases          $   46,086.59  $   42,479.09 $    3,607.505 $      0  $      0

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


Item 3 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer (or persons performing similar functions), has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b) Changes in internal controls. The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The

Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     PART II
                                OTHER INFORMATION


Item 1   Legal Proceedings

         None.

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

In January 2004, John T. O' Neil subscribed for 108,687 additional shares of the Company's Convertible Preferred Series A stock for a purchase price of $1,001,000. He paid $48,500 toward such subscription prior to the Company's fiscal quarter end and funded the remainder ($952,500) in February 2004, the Company's second fiscal quarter. The shares are convertible to common stock at a ratio of 58:1. For such offering, the Company relied upon an exemption from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and Section 1707.03 of the Ohio Securities Act. The transaction was completed in February 2004 and did not include a public distribution or offering.

On December 30, 2003, the Company issued 100,000 shares of its common stock to St. James Group, Inc. in exchange for services rendered. On the transaction date, the company's common stock had no reliable market value. The company valued the shares issued by the value of the marketing expenditure at $.84 per share. As a result, the company recognized a stock-based compensation expense totaling $8,400 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.


Item 3   Defaults upon senior securities

         None


Item 4   Submission of matters to a vote of security holders

         None


Item 5   Other information

On March 15, 2004, the Company hired Patti Palmeri as its Corporate Controller, one of whose primary functions has been establishing internal controls and managing the current systems.

The Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The balance as of October 31, 2004 outstanding under this note is $250,546 of which $99,053 is reflected in current liabilities.

Item 6   Exhibits and reports on Form 8-K

Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-BK:

Exhibit
Number          Description


31.1     *     Certification of the Chief Executive Officer,  dated February 15,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     *     Certification of the Chief Financial Officer,  dated February 15,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     *     Certification of the Chief Executive Officer,  dated February 15,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     *     Certification of the Chief Financial Officer,  dated February 15,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------

*   Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

      None



                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


National Energy Services Company, Inc.

By:       /s/ John Grillo
------------------------------------
    John Grillo
    Chief Executive Officer and President

Date: February 15, 2005




* John Grillo has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.