Form 10QSB
period 2004-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2005-02-16
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the quarterly period ended: April 30, 2004

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 Form 10-QSB for the period ended April 30, 2004


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


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-6

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004

               ASSETS

Current Assets:
  Cash and cash equivalents                                                     $              247,782
  Accounts receivable, net                                                                     166,388
  Notes receivable - related parties                                                           278,815
  Notes receivable - other, current portion                                                  1,410,114
  Prepaid expenses and other current assets                                                    167,585
                                                                                ----------------------

    Total Current Assets                                                                     2,270,684
                                                                                ----------------------

  Fixed assets, net of depreciation                                                             14,538
  Notes receivable - other, net of current portion                                           3,404,580
  Other assets                                                                                  82,679
                                                                                ----------------------

TOTAL ASSETS                                                                    $            5,772,481
                                                                                ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                                        $               28,572
  Accounts payable and accrued expenses                                                        320,973
  Notes payable - related parties                                                               98,867
  Current portion of long-term debt                                                          1,747,892
                                                                                ----------------------

      Total Current Liabilities                                                              2,196,304
                                                                                ----------------------

Note payable - bank, net of current portion                                                     99,998
Long-term debt, net of current portion                                                       3,615,992
                                                                                ----------------------

      Total Liabilities                                                                      5,912,294
                                                                                ----------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized,
    187,389 shares issued and outstanding                                                          187
  Common Stock, $.001 Par Value; 20,000,000 shares authorized and
     15,698,014 shares issued and outstanding                                                   15,698
  Additional Paid-in Capital                                                                 2,453,417
  Deficit                                                                                   (2,609,115)
                                                                                ----------------------

      Total Stockholders' Equity (Deficit)                                                    (139,813)
                                                                                ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $            5,772,481
                                                                                ======================


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                                      NATIONAL ENERGY SERVICES COMPANY, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 2004 and 2003 (UNAUDITED)


                                                          SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                   APRIL 30,          APRIL 30,             APRIL 30,         APRIL 30,
                                                      2004              2003                  2004              2003
                                              -----------------  -----------------     -----------------   ----------------
OPERATING REVENUES
  Equipment sales                             $         347,298  $       1,601,293     $          55,542   $        594,908
  Management revenue                                     41,695            140,886                10,030            103,177
  Energy management revenue                              36,750             43,775                36,750             20,150
  Energy sales                                                -              1,810                     -                  -
                                              -----------------  -----------------     -----------------   ----------------
                                                        425,743          1,787,764               102,322            718,235

COST OF SALES                                           261,240          1,218,717               118,031            439,561
                                              -----------------  -----------------     -----------------   ----------------

GROSS PROFIT (LOSS)                                     164,503            569,047               (15,709)           278,674
                                              -----------------  -----------------     -----------------   ----------------

OPERATING EXPENSES
   Selling expenses                                     172,318            309,670                72,555            132,179
   General and administrative expenses                  386,303            446,598               231,556            213,107
   Depreciation and amortization                          4,012              4,018                 2,006              2,009
                                              -----------------  -----------------     -----------------   ----------------
       Total Operating Expenses                         562,633            760,286               306,117            347,295
                                              -----------------  -----------------     -----------------   ----------------

LOSS BEFORE OTHER INCOME
(EXPENSE)                                              (398,130)          (191,239)             (321,826)           (68,621)

OTHER (EXPENSE)
   Interest expense                                     (23,026)           (42,329)              (20,593)           (32,161)
       Total Other (Expense)                            (23,026)           (42,329)              (20,593)           (32,161)
                                              -----------------  -----------------     -----------------   ----------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                           (421,156)          (233,568)             (342,419)          (100,782)

Provision for Income Taxes                                    -                  -                     -                  -
                                              -----------------  -----------------     -----------------   ----------------

NET LOSS APPLICABLE TO COMMON SHARES          $        (421,156) $        (233,568)    $        (342,419)  $       (100,782)
                                              =================  =================     =================   ================

NET LOSS PER BASIC AND DILUTED SHARES         $           (0.03) $          (0.02)     $           (0.02)  $          (0.01)
                                              =================  =================     =================   ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               15,681,347         12,594,260            15,698,014         12,594,260
                                              =================  =================     =================   ================


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
          FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)



                                                                                      2004                    2003
                                                                                ----------------       ------------------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                                     $       (421,156)      $         (233,568)
                                                                                ----------------       ------------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation                                                                          4,012                    4,018
     Common stock issues for services                                                      8,400                        -

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                           16,897                 (383,980)
     (Increase) in prepaid expenses and other current assets                             (35,085)                  (5,711)
     (Increase) in other assets                                                           (4,400)                       -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                             (607,760)                 276,434
                                                                                ----------------       ------------------
     Total adjustments                                                                  (617,936)                (109,239)
                                                                                ----------------       ------------------

     Net cash (used in) operating activities                                          (1,039,092)                (342,807)
                                                                                ----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                                            (1,911)                       -
   Net amounts received from notes receivable - related party                             55,477                  (60,946)
   Net amounts received from notes receivable                                           (292,162)                (875,038)
                                                                                ----------------       ------------------

      Net cash (used in) investing activities                                           (238,596)                (935,984)
                                                                                ----------------       ------------------


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)
          FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003 (UNAUDITED)


                                                                                      2004                    2003
                                                                                ----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and subscriptions receivable           $      1,001,000       $              -
    Repayment of line of credit                                                          (26,191)                     -
    Repayment of note payable - bank                                                      (4,648)                (4,648)
    Net proceeds from long-term debt                                                     592,823                874,971
    Net proceeds from issuance of note payable - related party                           (83,170)               389,639
       Net cash provided by financing activities                                       1,479,814              1,259,962
                                                                                ----------------       ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     202,126                (18,829)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           45,656                 20,978
                                                                                ----------------       ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $        247,782       $          2,149
                                                                                ================       ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $         23,026       $         20,737
                                                                                ================       ================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Issuance of common stock for:

       Services                                                                 $          8,400       $              -
                                                                                ================       ================

    Conversion of line of credit to bank loan                                   $        128,570       $              -
                                                                                ================       ================



                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             APRIL 30, 2004 AND 2003


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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003




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

To provide funding for the energy conservation projects, the Company formed strategic alliances with various lenders. These lenders market energy related products and services to commercial and industrial customers. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract assuring customers of continuing competitive pricing.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003




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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


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

In this alliance, PP&L provided critical support to the Company in several ways; Funding Source - PP&L Spectrum served as a funding source providing financing for the equipment upgrades including lighting, HVAC, OLSS systems and water conservation measures and Engineering - PP&L provided system analysis, design and engineering for potential HVAC, Mechanical and Microturbine projects. Effective, the beginning of the Company's fiscal year, PP&L no longer funded additional transactions, but continued to service existing contracts.

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

Strategic Alliance with Charter Management LLC.:
     In October 2002, the Company received a term sheet from Charter Management LLC, ("Charter") a lending institution, relating to an alliance between the Company and Charter. It outlines Charter's willingness to finance Company projects to long-term healthcare facilities, sub-acute units of hospitals, assisted living residences, retirement communities and the like up to $1,000,000 per year. In each case, Charter has the right to perform a credit analysis of the facility at which the project will be performed and to reject any unfit candidate. Credit analysis will also be utilized by Charter to determine interest rate and term of repayment. Charter will pay the Company as work is performed by the Company.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


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

     The following is a reconciliation  of the computation for basic and diluted
EPS:

                                                 April 30,        April 30,
                                                   2004             2003
                                               ------------    ------------

Net Loss                                          ($421,156)      ($132,786)
                                               ------------    ------------
Weighted-average common shares
  outstanding (Basic)                            15,681,347      12,594,260
Weighted-average common stock equivalents:
      Stock options and warrants                         -                -
                                                         -                -
Weighted-average common shares
    outstanding (Diluted)                       15,681,347       12,594,260
                                              ============     ============

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

     Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $3,792 and $8,115 for the six months ended April 30, 2004 and 2003, respectively.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003



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

     Reclassifications

Certain amounts for the six months ended April 30, 2003 have been reclassified to conform to the presentation of the April 30, 2004 amounts. The reclassifications have no effect on net income for the six months ended April 30, 2003.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


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

NOTE 3 - FIXED ASSETS

     Fixed assets consist of the following at April 30, 2004:

Office equipment                               $    32,376
Furniture and fixtures                               2,107
Leasehold improvements                               3,187
                                               -----------
                                                    37,670

  Accumulated Depreciation                         (23,132)
                                               -----------

                Total                          $    14,538
                                               ===========

     Depreciation expense was $4,012 and $4,018 for the six months ended April 30, 2004 and 2003.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


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

The notes  correspond to long-term  debt with PP&L and Charter  Management  (see
Note 8). The notes receivable are shown net of an allowance for uncollectible amounts of $248,529 at April 30, 2004.

     The maturity of these notes receivable in the next five years and in the aggregate are:

                  Period Ending April 30:

                  2005                                $ 1,410,114
                  2006                                  1,501,126
                  2007                                  1,080,725
                  2008                                    599,571
                  2009                                   223,158
                                                      -----------
                                                        4,814,694
                  Less: current portion                (1,410,114)
                                                      -----------

                  Notes receivable - other, net of
                     current portion                  $ 3,404,580
                                                      ===========

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003



NOTE 5 - NOTES RECEIVABLE - RELATED PARTIES

The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and have classified them as current assets on their condensed consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at April 30, 2004 is $278,815.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At April 30, 2004 the Company has $166,388 outstanding.

NOTE 7 - LINE OF CREDIT

The Company had a $200,000 demand line of credit which carries an interest rate of the issuing bank's prime rate plus 1%. During 2004, the Company converted the line of credit into a three year term loan. At April 30, 2004, there was no balance owed on the line of credit. The line of credit was secured by substantially all corporate assets and a shareholder/officer guarantee.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


NOTE 8 - LONG-TERM DEBT (CONTINUED)

     At April 30, 2004 long-term debt consists of:

                                                        April 30, 2004
                                                        --------------

PP&L and Charter  Management  term  loans,
five year terms, corresponding with notes
receivable (see Note 4)                                 $    5,063,223
                                                        --------------
     Net long term loans payable                        $    5,063,223
                                                        ==============

     At April 30, 2004 maturities on these notes are:

               2005                                     $   1,658,643
               2006                                         1,501,126
               2007                                         1,080,725
               2008                                           599,571
               2009 and thereafter                            223,158
                                                        -------------
                                                            5,063,223
              Less: current portion                        (1,658,643)
                                                        -------------
                                                        $   3,404,580

In addition, the Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three-year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The balance at April 30, 2004 outstanding under this note is $300,661 of which $89,249 is reflected as current liabilities.


NOTE 9 - NOTE PAYABLE - BANK

The Company had a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. As of April 30, 2004, this loan was paid off.

Additionally in 2004, the Company converted their line of credit into a term loan and at April 30, 2004, there remains $128,570 outstanding under this note.


NOTE 10- NOTES PAYABLE - RELATED PARTIES

The Company has notes payable with a stockholder/employees/officers in the amount of $98,867 at April 30, 2004. These notes have no stated interest rates or repayment terms, therefore the Company has classified them as current liabilities.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003



NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At April 30, 2004, the Company had 15,698,014 shares of common stock issued and outstanding, respectively.

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At April 30, 2004 and 2003, the Company had 187,389 and 0 shares of preferred stock issued and outstanding, respectively. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of April 30, 2004 and 2003, no preferred shares have been converted.

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

In fiscal 2003, the Company issued 2,978,754 shares of restricted common stock for $250,000, or $0.084 per share. The Company also issued 25,000 shares of restricte common stock as partial consideration for a note that the Company received in the amount of $250,000. The Company valued these shares at $.084 or $2,100.

In the first quarter of fiscal 2004, the Company issued 100,000 shares of common stock for services rendered. The value of the issuance of these shares was $8,400 ($.084 per share).

There were no options or warrants granted, exercised or expired by the Company for the six months ended April 30, 2004 and 2003, nor does the Company have any options or warrants outstanding.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003


NOTE 12 - COMMITMENTS

     Leases

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2003, and was renewed for another year. Payments under this lease were $16,508 and $8,446 for the six months ended April 30, 2004 and 2003 respectively.

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

     At April 30, 2004, deferred tax assets consist of the following:

        Net operating loss carryforwards            $  783,000
        Less:  valuation allowance                    (783,000)
                                                    ----------
                                                    $      -0-

At April 30, 2004, the Company had accumulated deficits in the approximate amounts of $2,609,115, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             APRIL 30, 2004 AND 2003



NOTE 14 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended April 30, 2004 and 2003 and for years ended October 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements"

     Overview

We market aggregated energy management services to the long- term care industry including developing a comprehensive energy management program for long- term care facilities which is paid directly from savings generated by energy system improvements. Our program consists of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"). In addition, the long-term care facilities are able to fund these renovations through their monthly energy savings with no out-of-pocket costs to the facility. Specifically, we formed strategic alliances with various lenders, such as Charter Management, to provide funding to the facilities for these energy conservation projects, This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing.

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

     Revenues

Our total revenues for the three months and six months ended April 30, 2004 decreased $615,913 or approximately 85.8% and $1,362,021, or approximately 76.1%, respectively, from the comparable periods in fiscal 2003. This decline in revenues was due to the longer then anticipated search for a new project lender to provide financing to our customers in connection with the energy conservation projects. In addition, project approval went at a much slower pace then anticipated. The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books. Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the funding source prior to implementation. The primary sources of revenue for NESC are ozone jobs and lighting jobs which account for approximately 81.5% of the Company's overall revenue for the period reported.

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

The revenues derived from Lighting Upgrades and Ozone Jobs was $347,298 and $1,601,293 for the six months ended April 30, 2004 and 2003. The remaining revenues for NESC are composed of Management Revenue which is $41,695 and $140,886 for the six months ended April 30, 2004 and 2003, representing 10% and 8% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities. In addition, we realized energy management revenues of $36,750 and $45,585 for the six months ended April 30, 2004 and 2003, representing 8% and 3% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs.

     Cost of Sales

The cost of goods sold as a percentage of sales for the three months and six months ended April 30, 2004 was approximately 115% and approximately 61%, respectively, of sales as compared to approximately 61% and approximately 68%, respectively, for the comparable periods in fiscal 2003. The cost of goods sold increased for the most recent quarter as a percentage of revenues due to the Company beginning trial relationships with some of the largest Long Term Care Facilities in the industry. The Company will install ozone units in a few "test" facilities and will monitor their outcome for a trial period. Once this trial period is completed the facility will be furnished a case study report which details the results over a 60 day period. Only at that time can the Company bill the "test" facility for the costs associated with the ozone units.

In addition, the Company's gross margin decreased while the direct costs remained constant. Ozone projects have a higher profit margin due to less competition in the market and the Company's ability to set pricing. Cost of sales is higher as a percentage of revenues as a result of increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable. The gross profit for the six months ended April 30, 2004 and 2003 were $164,503 and $569,047, representing 39% and 47% of Revenue respectively.

     Operating Expenses

Selling Expenses for the six months ended April 30, 2004 and 2003 were $172,318 and $309,670. General and Administrative Expenses for the six months ended April 30, 2004 and 2003 were $386,303 and $446,598.

Total operating expenses for the three months and six months ended April 30, 2004 decreased approximately $41,178 or 11.9% and approximately $197,653 or 25.9%, respectively, from the three months and six months ended April 30, 2003. Operating costs did not decrease proportionate to revenues due to fixed costs related to marketing and administration. The Company is also positioning itself in new markets and seeking new project financing which contributed to additional operating costs. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

     Interest Expense

Interest expense for the six months ended April 30, 2004 and 2003 were ($23,026) and ($42,329).

     Net Income/Loss

Net Loss for the six months ended April 30, 2004 and 2003 were $421,156 and $233,568.

     Assets and Liabilities

Assets were $5,772,481 and $7,439,778 as of April 30, 2004 and 2003. Our assets consisted primarily of accounts receivable with a value of $166,388 and $2,497,096 and notes receivable in the amount of $4,814,694 and $4,534,549 respectively. There is a significant swing in the accounts receivable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year.

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

Total Current Liabilities as of April 30, 2004 and 2003 were $2,196,304 and $ 4,686,328. There is a significant swing in the accounts payable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year. The majority of the payables represent pass through amounts. Utility invoices are booked as a liability by NESC when the invoices are created and offset when payments are received by the facilities; therefore, there have not been any timing differences.

Long Term Debt, less current portion was $3,715,990 and $3,463,822, as of April 30, 2004 and 2003.

In addition, the Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three year promissory note in the amount of $314,047. The agreement is dated February 27,2004, with payments commencing March 2004.The balance as of April 30, 2004 outstanding under this note is $300,661 of which $89,249 is reflected in current liabilities.

There are no other obligations other than those disclosed in the financial statements.

     Financial Condition, Liquidity and Capital Resources

At April 30, 2004 and 2003 the Company had cash and cash equivalents of $247,782 and $2,149.

The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company must complete the job, pay for all costs incurred, and obtain a completion certificate before submitting an invoice for reimbursement to our funding source (Charter Management), before it is able to collect its revenue. These steps represent approximately a 30 day delay before receipt of the funds.

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

Additionally, the Company negotiated the sale of additional shares of convertible preferred stock series A for $1,001,000 during the six months ended April 30, 2004. The Company received $48,500 in January 2004 with the balance of $952,500 received in February 2004. The are no other significant cash transactions other than that generated and used in the Company's operations.

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

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At April 30, 2004 and 2003, the company's notes receivable were 85% and 53% of total assets.

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

he Company is obligated to the following cash outflows at April 30, 2004:

                                           Less than                            After 5
Contractual Obligations      Total          1 Year      1-3 Years    4-5 Years   Years
-----------------------   ----------    -----------    ----------    ---------- --------
Loans Payable
- Stockholder/employee    $   98,867    $    98,867    $        0     $      0  $      0

Bank Loan - PPL           $  300,661    $    89,249    $  211,412     $      0  $      0

Charter/ Penn
Power & Light
  Term Loans              $5,063,223     $1,658,643    $2,581,851     $599,571  $223,158

Short Term
Line of Credit            $  128,570     $   28,572    $   99,998     $      0  $      0

Operating Leases          $   34,804.73  $   33,262.43 $    1,542.30  $      0  $      0


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

The Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The outstanding balance under this Note as of April 30, 2004 is $300,661.44 of which $89,249.12 is reflected in current liabilities.

Item 6   Exhibits and reports on Form 8-K

Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-BK:

Exhibit
Number          Description
---------       --------------------------------------

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