Form 10QSB
period 2004-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-02-16
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the quarterly period ended: July 31, 2004

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.



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

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                 Form 10-QSB for the period ended July 31, 2004


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


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-6

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2004

        ASSETS

Current Assets:
  Cash and cash equivalents                                                     $        148,608
  Accounts receivable, net                                                               104,590
  Notes receivable - related parties                                                     288,238
  Notes receivable - other, current portion                                            1,404,212
  Prepaid expenses and other current assets                                              146,939
                                                                                -----------------

    Total Current Assets                                                                2,092,587

  Fixed assets, net of depreciation                                                        15,757
  Notes receivable - other, net of current portion                                      3,126,228
  Other assets                                                                             87,884
                                                                                -----------------

TOTAL ASSETS                                                                    $       5,322,456
                                                                                =================

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                                        $          28,572
  Accounts payable and accrued expenses                                                   346,769
  Notes payable - related parties                                                          90,690
  Current portion of long-term debt                                                     1,740,203
                                                                                -----------------

      Total Current Liabilities                                                         2,206,234

Note payable - bank, net of current portion                                                95,236
Long-term debt, net of current portion                                                  3,311,431
                                                                                -----------------

      Total Liabilities                                                                 5,612,901
                                                                                -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized,
    187,389 shares issued and outstanding                                                     187
  Common Stock, $.001 Par Value; 20,000,000 shares authorized and
     15,698,014 shares issued and outstanding                                              15,698
  Additional Paid-in Capital                                                            2,453,417
  Deficit                                                                              (2,759,747)
                                                                                -----------------

      Total Stockholders' Equity (Deficit)                                               (290,445)
                                                                                -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $       5,322,456
                                                                                =================



                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED July 31. 2004 and 2003 (UNAUDITED)

                                                             NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                         JULY 31,           JULY 31,           JULY 31,           JULY 31,
                                                           2004               2003               2004               2003
                                                   -------------------- ---------------- -------------------- ----------------
OPERATING REVENUES
  Equipment sales                                  $            536,652 $      2,141,349 $            189,354 $        540,056
  Management revenue                                             60,110          191,481               18,415           50,595
  Energy management revenue                                      57,390           61,025               20,640           17,250
  Energy sales                                                        -            1,810                    -                -
                                                   -------------------- ---------------- -------------------- ----------------
                                                                654,152        2,395,665              228,409          607,901

COST OF SALES                                                   412,714        1,777,244              151,474          558,527
                                                   -------------------- ---------------- -------------------- ----------------

GROSS PROFIT (LOSS)                                             241,438          618,421                76,935          49,374
                                                   -------------------- ---------------- -------------------- ----------------

OPERATING EXPENSES
   Selling expenses                                             284,641          412,641              112,323          102,971
   General and administrative expenses                          475,453          613,861                89,150         167,257
   Depreciation and amortization                                  5,089            6,028                1,077            2,016
                                                   -------------------- ---------------- -------------------- ----------------
       Total Operating Expenses                                 765,183        1,032,530              202,550          272,244
                                                   -------------------- ---------------- -------------------- ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                             (523,745)        (414,109)            (125,615)        (222,870)

OTHER (EXPENSE)
   Interest expense                                             (48,043)        (46,637)              (25,017)          (4,308)
                                                   -------------------- ---------------- -------------------- ----------------
       Total Other (Expense)                                    (48,043)        (46,637)              (25,017)          (4,308)
                                                   -------------------- ---------------- -------------------- ----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                     (571,788)        (460,746)            (150,632)        (227,178)
Provision for Income Taxes                                            -                -                    -                -
                                                   -------------------- ---------------- -------------------- ----------------

NET LOSS APPLICABLE TO COMMON SHARES               $           (571,788)$       (460,746)$           (150,632)$       (227,178)
                                                   ==================== ================ ==================== ================

NET LOSS PER BASIC AND DILUTED SHARES              $             (0.04) $         (0.03) $             (0.01) $         (0.02)
                                                   ==================== ================ ==================== ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       15,698,014       14,580,096           15,698,014       13,079,926
                                                   ==================== ================ ==================== ================



                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
          FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)


                                                                                     2004                     2003
                                                                                ------------------     ------------------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                                     $         (571,788)    $         (460,746)
                                                                                ------------------     ------------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation                                                                            5,089                 6,028
     Common stock issues for services                                                        8,400                     -

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                             78,695               (517,161)
     (Increase) decrease in prepaid expenses and other current assets                      (14,439)                (5,234)
     (Increase) in other assets                                                             (9,605)                     -
     Increase (decrease) in accounts payable and accrued expenses                         (581,963)               536,826
                                                                                ------------------     ------------------
     Total adjustments                                                                    (513,823)                20,459
                                                                                ------------------     ------------------

     Net cash (used in) operating activities                                            (1,085,611)              (440,287)
                                                                                ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                                              (4,207)                     -
   Net amounts received from notes receivable - related party                               46,054                (56,683)
   Net amounts received from notes receivable                                               (7,908)            (1,055,613)
                                                                                ------------------     ------------------

      Net cash provided by (used in) investing activities                       $            33,939    $       (1,112,296)
                                                                                ------------------     ------------------

                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)
         FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

                                                                                     2004                   2003
                                                                                -----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from stock issuances and subscriptions receivable                  $       1,001,000     $        200,000
    Proceeds from bank overdraft                                                                -               13,405
    Repayment of line of credit                                                           (26,191)             (23,810)
    Repayment of note payable - bank                                                       (9,410)              (6,972)
    Net proceeds from long-term debt                                                      280,573            1,055,025
    Net proceeds from issuance of note payable - related party                            (91,348)             293,957
       Net cash provided by financing activities                                        1,154,624            1,531,605
                                                                                -----------------     ----------------

NET INCREASE (DECREASE)  IN
    CASH AND CASH EQUIVALENTS                                                              102,952             (20,978)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                    45,656               20,978
                                                                                -----------------     ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $         148,608     $              -
                                                                                =================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $          48,043     $         46,637
                                                                                =================     ================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Issuance of common stock for:

       Services                                                                 $           8,400     $              -
                                                                                =================     ================

                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003



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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

The Company recognizes revenues as these revenues are earned under the various contracts the Company enters into. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" discusses several issues regarding how companies can recognize revenues. Accordingly, the Company has contracts for each type of revenue generating activity; however, some revenue generating activities are combined in the same agreement.

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

The Energy Gatekeeper Program bundles energy saving system upgrades within an energy supply agreement. The health care facility signs a contract of 60 months or longer in which all equipment upgrades are prepaid and all energy bills are consolidated into one invoice. The complete service contract provides:

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company had forwarded payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. As of the beginning of its fiscal year, the Company no longer is making payments to the suppliers of energy. However, it is still performing the management portion of its engagement.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, but rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company's policy for the recognition for each type of revenue varies. The Company will recognize the revenue for the equipment sales upon installation, and the management revenue is earned systematically over the duration of the period in which those services will be provided. The Company values each element in accordance with the provisions of the Statement of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises".

The Company believes their earnings process is completed upon installation of the equipment as it relates to equipment sales. However, the Company will continuously manage and service its customers and bill for those services over time. This activity is not part of the installation component, but rather it is a separate revenue generating activity.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition (Continued)

Management revenues and management energy revenues are recognized and billed monthly as earned, or as commissions when the equipment sales are final at the time of installation, which is the time the earnings process is completed. Management revenue includes fees earned for processing rebate claims for customers. Management energy revenue is a fee charged the customer to ensure that the customer is being billed correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                 July 31,         July 31,
                                                   2004             2003
                                               ------------    ------------

Net Loss                                          ($571,788)      ($460,746)
                                               ------------    ------------
Weighted-average common shares
  outstanding (Basic)                           15,698,014       14,580,096
Weighted-average common stock equivalents:
      Stock options and warrants                         -                -
                                                         -                -
Weighted-average common shares
    outstanding (Diluted)                       15,698,014       14,580,096
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

     Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $5,115 and $13,367 for the nine months ended July 31, 2004 and 2003, respectively.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

     Provision for Bad Debt

The allowance for uncollectible accounts and notes receivable is based on the historical experience of the Company and on management's evaluation of the potential collection of the individual outstanding balances. Customer's credit ratings are evaluated prior to entering into any revenue agreements.

     Reclassifications

Certain amounts for the nine months ended July 31, 2003 have been reclassified to conform to the presentation of the July 31, 2004 amounts. The reclassifications have no effect on net income for the nine months ended July 31, 2003.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reent Accounting Pronouncements (Continued)

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


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at July 31, 2004:

        Office equipment                    $    34,672
        Furniture and fixtures                    2,107
        Leasehold improvements                    3,187
                                            -----------
                                                 39,966

          Accumulated Depreciation              (24,209)
                                            -----------

                          Total             $    15,757
                                            ===========

Depreciation expense was $5,089 and $6,028 for the nine months ended July 31, 2004 and 2003.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


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

The notes  correspond to long-term  debt with PP&L and Charter  Management  (see
Note 8). The notes receivable are (net of an allowance for uncollectible amounts) $248,529 at July 31, 2004.

The maturity of these notes receivable in the next five years and in the aggregate are:

Period Ending July 31:

                  2005                                    $ 1,404,212
                  2006                                      1,455,334
                  2007                                        973,245
                  2008                                        536,841
                  2009                                        160,808
                                                          -----------
                                                            4,530,440
                  Less: current portion                    (1,404,212)
                                                          -----------
                  Notes receivable - other, net of
                     current portion                      $ 3,126,228
                                                          ===========

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003



NOTE 5 - NOTES RECEIVABLE - RELATED PARTIES

The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and classified them as current assets on the condensed consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at July 31, 2004 is $288,238.


NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At July 31, 2004 the Company has $104,590 outstanding.


NOTE 7 - LINE OF CREDIT

The Company had a $200,000 demand line of credit, which carries an interest rate of the issuing bank's prime rate plus 1%. During 2004, the Company converted the line of credit into a three-year term loan. At July 31, 2004, there was no balance owed on the line of credit. The line of credit was secured by substantially all corporate assets and a shareholder/officer guarantee.


NOTE 8 - LONG-TERM DEBT

As noted in Note 4, the Company, under the Gatekeeper contract, is a party to the loans that are provided for the equipment purchase. The Company receives payments by the facilities and in turn remits those over to the provider, PP&L and Charter.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003



NOTE 8 - LONG-TERM DEBT (CONTINUED)

                                                        July 31, 2004
                                                        --------------
PP&L and Charter  Management  term  loans,
five year terms, corresponding with notes
receivable (see Note 4)                                 $    5,051,634
                                                        --------------
     Net long term loans payable                        $    5,051,634
                                                        ==============

At July 31, 2004 maturities on these notes are:

               2005                                     $   1,740,203
               2006                                         1,568,591
               2007                                         1,045,191
               2008                                           536,841
               2009 and thereafter                            160,808
                                                        -------------
                                                            5,051,634
              Less: current portion                        (1,740,203)
                                                        -------------
                                                        $   3,311,431

Included in the maturity schedule is a settlement agreement with PP&L for aged payables that have been consolidated into a three-year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The balance at July 31, 2004 outstanding under this note is $272,665 of which $87,462 is reflected as current liabilities.


NOTE 9-  NOTE PAYABLE - BANK

The Company had a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. As of April 30, 2004, this loan was paid off.

Additionally in 2004, the Company converted their line of credit into a term loan and at July 31, 2004, there remains $123,808 outstanding under this note.


NOTE 10 - NOTES PAYABLE - RELATED PARTIES

The Company has notes payable with stockholder/employees/officers in the amount of $90,690 at July 31, 2004. These notes have no stated interest rates or
repayment   terms.   Therefore  the  Company  has  classified  them  as  current liabilities.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At July 31, 2004, the Company had 15,698,014 shares of common stock issued and outstanding, respectively.

The Company has 500,000 shares authorized of $0.001 par value preferred stock, Series A. At July 31, 2004 and 2003, the Company had 187,389 and 0 shares of preferred stock issued and outstanding, respectively. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. Out of the $1,001,000, there remains $952,500 as a subscription receivable. This amount was received in February 2004. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of July 31, 2004 and 2003, no preferred shares have been converted.

In October 2001, National Energy Services Company, Inc. - NV issued 10,000,000 shares of common stock to acquire all the issued and outstanding shares of the common stock of National Energy Services Company, Inc., a New Jersey company, in a reverse merger. Upon the reverse merger, the Company had 11,700,000 shares issued and outstanding.

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

There were no options or warrants granted, exercised or expired by the Company for the nine months ended July 31, 2004 and 2003. In addition, the Company does not have any options or warrants outstanding.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003


NOTE 12 - COMMITMENTS

     Leases

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and has been renewed on a month-to-month basis. The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2003, and was renewed for an additional year. Payments under the leases were $25,947 and $31,282 for the nine months ended July 31, 2004 and 2003, respectively.

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

At July 31, 2004, deferred tax assets consist of the following:

    Net operating loss carry forwards           $ 828,000
    Less:  valuation allowance                   (828,000)
                                                ----------
                                                $     -0-

At July 31, 2004, the Company had accumulated deficits in the approximate amount of $2,759,747 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JULY 31, 2004 AND 2003




NOTE 14- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended July 31, 2004 and 2003 and for years ended October 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management  states that they are confident that they can improve  operations and
raise  the  appropriate   funds  needed  through  the   advancements  in  energy
conservation over the past year.

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

Revenues

Our total revenues for the three months and nine months ended July 31, 2004 decreased $379,492 or approximately 62.4% and $1,741,513, or approximately 72.6%, respectively, from the comparable periods in fiscal 2003. This decline in revenues was due to the longer then anticipated search for a new project lender to provide financing to our customers in connection with the energy conservation projects. In addition, project approval went at a much slower pace then anticipated. The Company recognizes revenue when the services are rendered. At that time, the funding source is invoiced and the Company records revenue on its books. Revenues vary from period to period for NESC based upon the success of the sales force in closing jobs which then have to be approved by the funding source prior to implementation. The primary sources of revenue for NESC are ozone jobs and lighting jobs which account for approximately 82% of the company's overall revenue for the period reported.

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

The revenues derived from Lighting Upgrades and Ozone Jobs was $536,652 and $2,141,349 for the nine months ended July 31, 2004 and 2003. The remaining revenues for NESC are composed of Management Revenue which is $60,110 and $191,481 for the nine months ended July 31, 2004 and 2003, representing 9% and 8% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities. In addition, we realized energy management revenues of $57,390 and(3%),$61,025 for the nine months ended July 31, 2004 and 2003, representing 9% and 3% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs.

Cost of Sales

The cost of goods sold as a percentage of sales for the three months and nine months ended July 31, 2004 was approximately 66% and approximately 63%, respectively, of sales as compared to approximately 92% and approximately 74%, respectively, for the comparable periods in fiscal 2003. The cost of goods sold decreased as a percentage of revenues due to the higher costs of materials in 2003. The Company reviewed its prices with vendors and was able to negotiate more advantageous pricing with its vendors in 2004.

In addition, the Company's gross margin decreased for the three and nine months ended July 30, 2004 due to increased competition, primarily in lighting retrofit jobs, resulting in the Company having to reduce the prices it charges, yet the cost of goods pricing remaining relatively stable. The gross profit for the nine months ended July 31, 2004 and 2003 were $241,438 and $618,421, representing 36.9% and 25.8% of Revenue respectively.

Operating Expenses

Selling Expenses for the nine months ended July 31, 2004 and 2003 were $284,641 and $412,641. General and Administrative Expenses for the nine months ended July 31, 2004 and 2003 were $475,453 and $613,861.

Total operating expenses for the three months and nine months ended July 31, 2004 decreased approximately $69,694 or 25.5% and approximately $267,347 or 25.8%, respectively, from the three months and nine months ended July 31, 2003. Operating expenses did not decrease proportionate to revenues due to fixed costs related to marketing and administration. The Company is also positioning itself in new markets and seeking new project financing which contributed to additional operating costs. Legal and accounting fees increased in connection with the Company's Registration Statement with the Securities and Exchange Commission.

Interest Expense

Interest expense for the nine months ended July 31, 2004 and 2003 were ($48,043) and ($46,637).

Net Income/Loss

Net Loss for the nine months ended July 31, 2004 and 2003 were $571,788 and $460,746.

Assets and Liabilities

Assets were $5,322,456 and $7,744,635 as of July 31, 2004 and 2003. Our assets consisted primarily of accounts receivable with a value of $104,590 and $2,630,276 and notes receivable in the amount of $4,818,678 and $5,088,730 respectively. There is a significant swing in the accounts receivable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year.

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

Total Current Liabilities as of July 31, 2004 and 2003 were $2,206,234 and $ 4,862,758. There is a significant swing in the accounts payable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year. The majority of the payables represent pass through amounts. Utility invoices are booked as a liability by NESC when the invoices are created and offset when payments are received by the facilities; therefore, there have not been any timing differences.

Long Term Debt, less current portion was $3,406,667 and $3,619,427, as of July 31, 2004 and 2003 respectively.

In addition, the Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004.The balance as of July 31, 2004 outstanding under this note is $272,665 of which $87,462 is reflected in current liabilities.

There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

At July 31, 2004 and 2003 the Company had cash and cash equivalents of $148,608 and $0. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

Cash flow has become positive due to the additional capital investment. Cash flow will increase as more projects are approved. All projects must be approved by the funding source prior to being realized as a sale.

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

There has not been any other significant cash transaction other than that generated and used in our operations.

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

NESC is taking steps to insure the continued operations of the Company by trying to raise additional equity, and is also looking into the possibility of incurring additional debt to improve cash flow. To insure viability of the Company, NESC took steps in April 2003 to reduce expenses by eliminating two administrative positions, reduced office personnel to a four day work week thereby lowering salaries and wages by 20%, eliminated the Company match to the 401k plan, reduced travel, lodging, meals, and entertainment costs by 50% below budget, changed a salaried sales representative to commission only, eliminated advertising expenses, changed telephone plans to reduce costs, reduced management fees by 50%, and eliminated all bonuses. The Company continued along this path of monitoring and reducing expenses during this period by eliminating all management fees.

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

As the Company is liable on all of its notes payable, which are offset by the notes receivable, should the Company's estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At July 31, 2004 and 2003, the company's notes receivable were 85% and 53% of total assets.

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

The Company is obligated to the following cash outflows at July 31, 2004:

                                           Less than                            After 5
Contractual Obligations      Total          1 Year      1-3 Years    4-5 Years   Years
-----------------------   ----------    -----------    ----------    ---------- --------
Loans Payable
- Stockholder/employee    $   90,690    $    90,690    $        0     $      0  $      0

Bank Loan - PPL           $  272,665    $    87,462    $  185,203     $      0  $      0

Charter/ Penn
Power & Light
  Term Loans              $5,051,634     $1,740,203    $2,613,782     $697,649  $      0

Short Term
Line of Credit            $  128,808     $   28,572    $   95,236     $      0  $      0

Operating Leases          $   23,272.16  $   23,272.16 $        0     $      0  $      0

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

     None.


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None

Item 5   Other information

During January 2004, the Company successfully converted a note payable to a related Party of $663,703 into shares of the convertible preferred stock series A, and negotiated the sale of additional shares of convertible preferred stock series A for $1,001,000.

On March 15, 2004, the Company hired Patti Palmeri as its Corporate Controller, one of whose primary functions has been establishing internal controls and managing the current systems.

The Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The outstanding balance under this Note as of July 31, 2004 is $272,664.84 of which $87,462.18 is reflected in current liabilities respectively.


In June 2004, National Demand LLC., an Ohio limited liability company, agreed to purchase from Powerweb Inc., a web based internet energy management control system. National Demand LLC is owned 95% by John T. O'Neill and 5% by John A. Grillo. NESC is currently providing product testing for the Powerweb product and when the product is ready for market NESC will offer the energy management system to its clients through a licensing agreement with National Demand, LLC.


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