Form 10KSB
period 2004-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-03-17
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


     (Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2004

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None



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

Yes |_|   No |X|



     State issuer's revenues for its most recent fiscal year ended October 31, 2004: $914,100.



     Of the 15,698,014 shares of voting stock of the registrant issued and outstanding as of March 15, 2005, 4,157,114 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.



                       DOCUMENTS INCORPORATED BY REFERENCE
     None



Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

     This Form 10-KSB contains "forward-looking statements" relating to National Energy Services Company, Inc. ("NESC" "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

(a)  Business Development

     National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. On October 19, 2001 ("Exchange Date"), we entered into an Agreement And Plan of Share Exchange (the "Share Exchange") with National Energy Services Company, Inc., an unaffiliated New Jersey Corporation ("NESNJ"). Pursuant to the Share Exchange, the NESNJ shareholders were issued 10,000,000 shares of our common stock, par value $0.001, in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. As part of the Share Exchange, John
A. Grillo, our President, received 3,333,300 shares of our common stock. Prior to the Share Exchange, our authorized capital stock consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares of common stock were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of our original officers and directors, who no longer have any continued involvement with us, and the appointing of a new board and officers. John A. Grillo was appointed our sole officer and director. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of us. For accounting purposes, the transaction was treated as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity with us as the acquiring entity.

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "NESC" include both National Energy Services Company, Inc., a Nevada corporation and our wholly owned subsidiary, National Energy Services Company, Inc., a New Jersey corporation. Our principal place of business is 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234, and our telephone number at that address is (800) 758-9288.


(b) Business of the Company

     As a result of the Share Exchange, we changed our business plan to NESNJ's business plan of marketing aggregated energy management services to the long term care industry. NESNJ was formed in late 1995 by John Grillo, our President. Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program ("Program") for the long term care industry. Recently, we expanded our business model to market the Program to hospitality facilities as well as long term care facilities ("Facilities"). The Program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry systems ("OLS"). The Facilities are able to pay for the Program directly through monthly energy savings generated by energy system improvements with minimal or no out-of-pocket costs to the Facility. We offer the Facilities several financing alternatives to finance the Program through various lending sources including Charter Management, LLC ("Charter"), U.S. Energy Capital ("US Capital"), and Facility Capital Corporation ("Facility Capital").

Project Financing

     The Facilities may purchase the equipment from Charter through our Energy Gatekeeper Program ("Gatekeeper") or lease the equipment from US Capital and Facility Capital through an equipment lease agreement..

The Energy Gatekeeper Program

     The Gatekeeper is a combined service and equipment financing contract whereby we provide the Facility with all of its energy services. The Facility may obtain new energy-efficient lighting, an ozone laundry support system, HVAC systems and other energy-efficient capital improvements. There are minimal or no out-of-pocket costs to the Facility since the capital costs for the Gatekeeper is provided by a third party lender such as Charter and typically amortized over a sixty-month period.

     On September 22, 2003, we executed a master agreement with Charter for Charter to fund energy upgrade and retrofit opportunities to the Facilities through a series of funding agreements for each job. In each case, Charter has the right to perform a credit analysis of the Facility on which the Project will be performed and to reject any unfit candidate. Charter will also utilize a credit analysis to determine interest rate and term of repayment. Charter will pay us as we perform the work. We shall collect all payments in favor of Charter, and may charge a 1% administrative fee in connection therewith. Each time a project is funded, we sign a separate Project Loan Agreement with Charter acknowledging our responsibility for all loan payments in the event the Facility defaults. Charter may terminate the master agreement with 30 days written notice to us. As of March 15, 2005, John O'Neill and Deborah O'Neill, the sole owners of Charter, owned 100% of our convertible preferred series A stock and beneficially own 3,433,300 of our common stock. See Note 11 to our Financial Statements.

Subsequent Events

     During November 2004 and January 2005, we reached an understanding with Facility Capital and US Capital respectively to provide equipment lease financing for the Facilities. Pursuant to this understanding, we may introduce the Facilities to these leasing companies to arrange for the equipment to the leased in connection with the Program. This leasing option is different than the Gatekeeper, which requires the Facility to finance the equipment, rather than lease it.

Principal Products and Services

     The principal products and services offered in the Program include: Ozone Laundry System (OLS), Lighting Upgrades, Mechanical Systems (HVAC), Water/Sewer Conservation Methods and Energy Management.

Ozone Laundry System (OLS)

     OLS can cut laundering costs by more than 50% primarily by eliminating the need for hot water during the washing process. OLS uses activated oxygen (ozone) in cold water washing to disinfect better than traditional hot water methods. The savings are substantial since laundering expense is considered to be one of the most significant expense items in a Facility's budget. By injecting ozone into the wash and rinse water, laundry is cleaner and completely disinfected. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone works best in cold water.

     Ozone is a powerful oxidant that is more effective than chlorine, but without chlorine's dangerous properties. Using ozone in the laundry process is less costly because ozone is only active in cold water; therefore there is no need to buy natural gas or other energy sources to heat the water. Various studies also reveal that using ozone gas in laundering is far more effective than conventional disinfectants against microorganisms and viruses. The OLS are easily installed and begin generating energy savings immediately upon operation.

Lighting Upgrades

     We provide Facilities with energy-efficient lighting upgrades or "Lighting Retrofit" ("Lighting Upgrades"). The Lighting Upgrades can reduce the Facilities' energy consumption and prevent pollution while delivering comparable or better lighting. For example, a Lighting Upgrade in a typical 120 bed nursing home can reduce 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400. These average savings results are taken from our own engineering and actual results in more than 100 installations.

     Although a Lighting Upgrade product may cost slightly more than the standard lighting product it replaces, the energy savings are so significant that any incremental cost is rapidly paid off by the Facility. For example, compact fluorescent light bulbs use 70 percent less energy than standard incandescent light bulbs. By replacing just one 75-watt incandescent light bulb with a 20-watt CFL, you could save an estimated $14 a year on your energy bill assuming the bulb is used for 5,000 hours. Further, compact fluorescent light bulbs last an average of 10,000 hours, compared to only 850 hours for a standard incandescent light bulb (Portland General Electric Company).

Mechanical Systems/HVAC

     The installation of state-of-the-art, energy conserving boilers, heating and air conditioning units and other mechanical equipment can improve the Facilities' operating efficiency and increase its productivity. Retrofitting outdated systems with new equipment not only saves energy dollars, but reduces repair and maintenance expense. The impact of environmental improvements such as improved air quality and increased comfort levels can make a noticeable positive impact on the Facilities' residents and employees.

     The installation of ColdPlus Regrigerant Oil Addictive in HVAC units provides highly negatively charged molecules that bond themselves to the compressor bearings and the inner wall of the refrigerant tubing throughout the system. This one molecule thick barrier is 15 times slicker than compressor oil, and will no longer allow the compressor oil to attach itself onto the bearings and inner wall of the refrigerant tubing. The compressor oil will no longer turn to gel in the cold section. As the baked on compressor oil dissolves, it mixes with the refrigerant and begins to flow freely throughout the system.

     The inner wall of the tubing, now slicker and no longer constricted by the baked on or gelled oil, returns to its original diameter, allowing the refrigerant to flow uninhibited throughout the system. The refrigerant, now in direct contact with the inner wall of the tubing, transfers the heat much quicker and more efficiently. The free flowing mixture allows the compressor to run with less stress, reducing the amps required to operate the motor by 5% to 9%. It even begins to run quieter. The refrigerant, now directly touching and cooling the inner wall of the tubing, allows the system to achieve colder temperatures with less energy usage. The compressor operates 15% to 30% less, potentially extending its lifespan by 15% to 30%.

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

Energy Supply

     We intend to provide competitively priced electricity and natural gas supply to the Facilities. We intend to form strategic alliances with regional and national energy supply sources. The driving force in the selection of a supply partner will be their commitment to competitive pricing and quality service.

Web-Based Energy Management

     We are currently working with National Demand, LLC, a limited liability company owned by our directors, Mr. Grillo and Mr. O'Neil, to become the first company to offer the Powerweb internet-based Wireless Real Time Energy Management System to the retail market. We believe this system will allow our customers to measure, monitor and manage their electric energy consumption on-line and in real-time. We expect to generate revenue through a monthly access fee to our web site and through the initial sales of start up equipment necessary for the operation of the system. See Item 12. Certain Relationships and Related Transactions.

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

Marketing, Sales and Distribution

Marketing

     We believe that relationships are the cornerstone of our marketing philosophy. The process of building and maintaining working relationships requires a commitment at all levels of our organization. Our marketing program includes: market research, feasibility studies, public and industry relations, promotion, advertising, direct response, sales support, customer service, employee relations and training and education. As a result of the complexity of our products and the market, we work very hard to ensure that our employees and representatives have a working knowledge of our product and the process.


Energy Market

     If the energy supply prices are too low, we cannot offer potential customers the most effective benefit; minimal or no out-of-pocket cost. Our sales volume is directly related to our ability to fund our products and services through energy savings. Low energy supply prices also reduce the Facilities' need to address its utility costs and energy usage patterns. If the need to conserve dollars through conserving energy does not exist, our Gatekeeper or equiptment leasing options are not viable. Building a relationship with the energy market means: (i) researching energy suppliers, (ii) researching energy rebates and special programs, and (iii) gaining an understanding of the energy trends monitoring trends and suppliers. As energy supply prices increase, as they have in the past year, we believe that additional markets will become available to us.

Long Term Care and Hospitality Market
We believe the best way to stay on top of the constantly changing health care and hospitality industry is to build relationships with individuals inside the industry. The feasibility of an area is determined by:

     -    Number and Size of Long Term Care Facilities
     -    Age of Facilities
     -    Cost of Energy
     - Existing Energy Reimbursement Programs Profile of Ownership (Corporate or Individuals)
     -    Regulatory Controls Related to Hot Water Laundering

Sales

     We begin the relationship building process by contacting the following: existing contacts, referrals, corporate owners, long term care trade and professional associations and state regulators regarding Laundering Regulations. We have spent years developing our professional relationships in the Nursing Home industry. Often, our contacts have made personal introductions for us that has advanced the sales process and business relationships are made quicker.

     We believe that the sales process is an integral part of our growth philosophy to provide additional products and services to the Facilities. Ensuring customer satisfaction and keeping our customers informed is critical. We currently use a detailed computerized contact management software program called Goldmine. All of our employees are trained to use Goldmine, which allows our employees to view the history of a Facility's service records and provide additional service as needed.

     The Facilities often must be educated before a need is even recognized. This education occurs on several levels: energy cost and usage awareness, conservation options, our line of products and services and the benefits of selecting us. We believe that if we can prove to a Facility that it will save money with minimal or no out-of-pocket expense, while maintaining or improving its current level of care, we can sell our products and services successfully. Inadequate reimbursement and challenging fiscal situations in many nursing homes are driving owner/operators to seek creative ways to secure extra cash to the bottom line. Energy conservation measures that are financed are a way to reduce current expenses and improve the bottom line.

Purchasing and Installation

Purchasing

     We have developed solid relationships with major suppliers of industrial lighting, mechanical equipment and other energy conservation products. We believe that our knowledge of the electrical contracting industry enables us to offer state of the art products and services. The needs of the health care and hospitality industries are unique. Specifications for HVAC, lighting, water quality and laundry equipment are very specific. It is our responsibility to find supplies and equipment that meet and/or surpass their regulatory guidelines. Guidelines vary from state to state, from the laundry process, the lighting levels or air quality and temperature, each state has developed its own set of standards and policies regarding these issues. Typically, the State
Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. It is critical for us to become familiar with each state's regulations and policies regarding each energy conservation measure ("ECM") we install before we start to market and install the particular ECM in any given state. Our standard contract policy is to replace or improve the existing conditions (i.e. light levels, air temperature) while reducing energy costs.) Many times it is incumbent upon us to provide education regarding these restrictions to our suppliers.

     We have preferred vendor or distributor status with several suppliers. This means that we enjoy the following: (i) preferred pricing, (ii) quantity discounts, (iii) timely delivery, (iv) quality products, (v) exceptional warranties, (vi) superior customer service, (vii) product exclusivity, (viii) manufacture sponsored training, and (ix) superior customer service. We are dedicated to maintaining quality relationships with our suppliers and make a concentrated effort to expand our sphere of influence among the manufacturers. This allows us to customize our product line and select the materials that best fill the needs of our customers.

Installation

     The installation of our products is the most delicate part of the entire process and can place enormous strain on a customer relationship. At this time, we make every effort to expand our contact with the Facility to include all of those staff members whose daily tasks will be affected by the installation of new equipment. The Facility presents exceptionally complicated installation problems. Unlike most commercial installations, this is an environment in which people are living, sleeping, eating and under direct medical care (in the case of a nursing home). We are dedicated to making this installation as smooth as possible, which takes a great deal of planning and communication with the Facility.

Contractor Selection

     The selection of the right contractor is critical to the successful installation. We have strict contractor criteria. The selected firm must have a complete understanding of what is required to work in the health care or hospitality environment and be willing to complete our contractor compliance paperwork.

Customer Service

     Customer service begins at the initial contact and continues throughout our relationship with the Facility. In addition, our customer service policy requires a site visit once a year and monthly phone calls to check on the Facilities' operations and customer satisfaction. Using the Goldmine Contact Management System, we carefully track the specifics of our customer relations effort. (i.e.: date, time of visit, who made the visit, note of any comments, action taken, etc.).

Systems Design and Engineering

     We have diligently worked to develop systems and services that fill the unique needs of the long term care and hospitality industries. We believe our ability to assess savings potential quickly, project usage, and design a system to meet stringent speculation is a very marketable asset.

     Our Lighting Analysis Software was designed using Microsoft Access to allow for efficient and accurate estimates of usage and to identify equipment needs. For example, at many nursing homes resident rooms are the same floor plan or room design. In the average 120 bed nursing home, there are between 50 and 65 resident rooms. Since many of these rooms have the same lighting layout, it is a considerable time savings for us to not survey each individual room. Additionally, we have developed software that allows us to set up a "model room" and then duplicate that room simply by keying in the room numbers of the remaining rooms and copying the rest of the information such as the type of light fixtures, amount of light fixtures and burn hours from the "model room," thus saving the data entry of each individual room. Upgrade pricing and design is implemented with the unique fixture key entry system which makes the program flexible and easy to use.

     We have  relationships  with  various  Facilities  that have  enabled us to conduct research and development including trial installations on innovative products and services. In addition, we have relationships with manufacturers and suppliers which expedites the development of product and/or equipment modifications necessary to fill the unique market needs.

Operations and Management Control

     We have a gross profit margin of between 24% to nearly 100%. For example, the gross profit percentage for lighting retrofit jobs has ranged from 34.57% in 2001 to 25.67% in 2002 to 45.04% in 2003 to 40.14% in 2004. This range is primarily caused by increased competition, which has resulted in the Company having to lower its retail price, while its costs have remained relatively flat. For Ozone jobs, the gross profit percentage has ranged from 51.64% in 2001 to 48.47% in 2002 to 55.79% in 2003 to an increase in 2004 to 83.58%. This range is a direct result of NESC changing suppliers of the ozone machine. These machines are now less expensive and we believe are better quality. Further, these new machines require less repair and maintenance work. We sold gas boosters in 2002 and the gross profit for this product was 24.02% in 2002. In 2003, we stopped selling these boosters because we were not able to obtain preferred pricing from the manufacturer. The utility/energy management/rebate income is close to 100% gross margin, as the cost is purely personnel costs. The Company does not employ anyone specific to this income stream, as the revenue generated is not yet sufficient to require dedicated personnel.

     Energy conservation services contracts are typically negotiated, not bid because each Facility has different needs and requirements which need to be determined through an energy study prior to the preparation of a proposal. The fluid nature of energy prices and the extended period of the agreement also contribute to the need to work with the Facility to determine the best energy conservation strategy. Facilities generally do not shop this type of proposal because in most cases the energy savings funds the project, so the Facility has no cash outlay.

Dependence on New Products

     We believe our ability to grow our market share is partially dependent upon our ability to introduce new and innovative products. Although we seek to introduce additional products each year, the success of new products is subject to a number of conditions, including discovering products made by others that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that our efforts to find innovative new products will be successful, that Facilities will accept these new products, or that the companies that manufacture these products will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales volume over time.

Competition

     The principal markets in which we compete are competitive and fragmented, with competitors supplying energy, providing energy management services or financing but few providing a total package deal with no out of pocket cost to the facility. Increased competition could have a material adverse effect on us, as competition may have far greater financial and other resources available to them and possess extensive capabilities far greater than those of us.

     Although our future employees may be required to sign confidentiality agreements, there is no guarantee that our trade secrets won't be shared with competitors or that we could enforce these agreements. Such disclosures, if made, could negatively affect our competitiveness. There are a few competitors that we face in several of the different product lines that we offer. However, we don't believe our competitors have a program that is similar or competitive with the Gatekeeper. The Gatekeeper offers the analysis design and installation of energy conservation measures, energy management services and a unique financing package tailored for the nursing home and hospitality industries.

Competitors for the Ozone Laundry System are:

     Envirocleanse Systems, Inc., Ponte Vedra, FL and Mooresville, NC, 7 years in Business with approximately 0.5% of nursing home market; Laundrox Laundry Systems Concord, NC Less than 1 year in business and it is believed that it has no share of business currently and Daniels Equipment Company, Inc., Auburn, NH, 20 plus years in business with approximately 0.5% of the nursing home market as well as many local competitors.

Competitors for the Lighting Upgrades and Mechanical Upgrades are:

     Can-Am Energy Systems, Lake Park, FL, 7 - 8 years in business with approximately 2% of nursing home market and ES Performance Lighting, Tucson, AZ, 5 years in business with approximately 3% of nursing home market. On a local level an occasional small in-house electrician or HVAC contractor.

Sources and Availability of Raw Materials and Principal Suppliers

     We obtain all our products from numerous sources. We use little or no raw materials. We generally do not have contracts with any entities or persons committing to buy/sell certain quantities of product. Therefore, there can be no assurance that suppliers will provide the products we need in the quantities we request or at a price we are willing to pay. Because we do not control the actual production of these products, we are also subject to delays caused by interruption in production of materials based on conditions not wholly within our control. Our inability to obtain adequate products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on us. The majority of the raw materials use by the major manufactures such as General Electric, Phillips and Sylvania Lighting for the manufacturing of lamps and electronic ballasts are as follows: sand, high boron borosilicate, iron, mica, aluminum, soda lime, magnesia, silica glass, borosilicate glass, lead-barium, petroleum, carbon, copper, lead, mercury, silicon, tungsten, nickel rubber and rare earth phosphorus. These products are used to produce the electronics, wiring, coils, circuit boards, transformers and casing of the ballast. Additionally, the manufacturing of the lamps includes the glass tubes, filaments and end caps and bases. The manufacture of the Ozone Laundry System uses sand, iron, borosilicate glass, lead-barium, aluminum, petroleum, copper, lead, silicon, mica, soda lime, magnesia, silica glass, carbon, nickel, and mercury. These products are used to make the case, controls, wiring, ozone generator, tubing, circuit boards and hardware.

Intellectual Property

     We rely upon common law patent, trademark and copyright protection for our proprietary Lighting Analysis Software. There can be no assurance that we will not violate the intellectual proprietary rights of others or that our trademark would be upheld and not prevented from using our trademark, if challenged, any of which could have an adverse effect on us. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

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

     The provision of institutional care through nursing facilities is subject to regulation by various federal, state and local governmental authorities in the United States. It is possible, that our products and services to institutional care facilities could be affected by this regulation. There can be no assurance that such authorities will not impose additional restrictions on the Company's activities that might adversely affect the Company's business.

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

     We are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. Such laws include the illegal remuneration provisions of the Social Security Act, which make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a person for any item or service or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item paid by federal health care programs. The Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent e exclusion for those convicted of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

Laundry

     The laundry process is regulated by state guidelines. Typically, the State Department governing these regulations is the Department of Human Services, Department of Jobs and Family Services, Department of Health Services, etc. Because these are state guidelines, the regulations vary from state to state. We endeavor to become familiar with each state's regulations regarding the laundry process before we start to market and install the OLS in that particular state. The majority of states that we operate, specify specific guidelines for laundry that is processed in an on-site laundry. Typical regulations include guidelines covering issues such as: separate holding areas for soiled and clean linen, linen cart storage, having enough clean linen on hand to adequately service the facility, adequate soiled and clean linen storage, an area for folding, mending and ironing the clean linen, proper storage for supplies, a deep sink for soaking and a separate hand washing sink. Polices, procedures and proper protocol to reduce bacteria in linens and to protect the staff and residents from infection are required to be written and implemented by the facility.

     The procedures and policy section is what most effects the installation of the OLS. Since these procedures and policies are left to the individual Facility to develop it is common practice to follow the "manufactures specifications" when it comes to disinfection. Because standard laundering procedures use chlorine bleach to disinfect the linen the "manufactures specifications" is to use 160 degree water because that is the water temperature in which chlorine bleach is most effective. While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations; Maryland and Massachusetts. To overcome the minimum wash water temperature requirements we presented Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect. We have been successful in this endeavor and have received waivers from both states to install the OLS.

Research and Development

     We have not spent any considerable amount of money on research and development efforts during the last two fiscal years, as the products we install are manufactured by others. However, there can be no guarantee that the manufacturer does not pass the cost of its research and development efforts down to us in the future. This may result in higher product prices beyond our control. In turn, this may lead to unfavorable negotiation of contracts for installation by us.

Compliance with Environmental Laws

     We believe that we are in compliance with all material and relevant environmental laws. We have adopted the practice of recycling and the disposal of all lighting ballast and fluorescent lamps removed from a Facility during a lighting upgrade project. The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl's (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. We use federal and state licensed and fully insured recycling facilities and hazardous waste disposers. This practice in some instances exceeds the minimum disposal requirements, but it is our view that this practice will provide our clients and us the greatest protection from any Super Fund or toxic waste liability issues.

     We believe that our practices are in compliance with the federal Toxic Substance Control Act ("TSCA"). TSCA is an EPA law that regulates PCB's disposal. Under 40 CFR Section 761.65, the TSCA sets extreme standards for the disposal of PCB's. Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 ("CERCLA"), which is also known as the Superfund law. Under this law any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties. We also believe that our practices are compliant with the Resource Conservation and Recovery Act
("RCRA"). RCRA requires generators of lamps to test a sample of mercury containing lamps to determine if they should be treated as hazardous waste. Lamps must be managed as hazardous waste if the mercury concentration exceeds
0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous. We treat all fluorescent lamps as hazardous and properly dispose and recycle them. We believe that our practices are in compliance with the Department of Transportation requirements of classifying all ballasts and lamps as hazardous material and using a "class 9" label during transportation.

Employees

     As of October 31, 2004, the Company employed eleven (11) full time and no part time employees. As of March 15, 2005, the Company employed eight (8) full time and no part-time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.


ITEM 2. DESCRIPTION OF PROPERTY

     In May 2001, we entered into a contract with Howard R. Bensel, Jr. to lease the premises located at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey 08234 ("Lease"). The property consists of approximately 1,000 square feet of finished office space. The term of the agreement was for a period of two years. Shortly after executing the Lease, we signed the first amendment added Suite 2A to the Lease, which increased the space leased to 1,800 square feet of finished office space for the remaining term of the original lease. In May 2003, the second amendment was entered into extending the Lease an additional two (2) years and increased the rent to $1,833 per month, which rate will remain the same throughout the remainder of the Lease. We believe that the foregoing space is adequate to meet our current and planned operations.

     In December 2001, NESNJ entered into a contract with George E. Michael to lease a portion of the premises located at 328 South Main Street, New Hope, PA 18938 beginning January 1, 2002. We used the property as office space. The term of the agreement was for a period of one year. In December 2002, we exercised an option to extend the lease through and including December 31, 2003 and agreed to an increase in rent in the amount of $1,050 per month. In December 2003, we exercised an option to extend the lease through and including December 31, 2004 for the same rent of $1,050 per month. Despite closing our Pennsylvania office in September 2004, we were liable for this rent until December 31, 2004. Effective as of this filing, we are no longer responsible for this rent.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal procedding against us or our property. We are in the process of negotiating an agreement with PPL to have various accounts receivables and related accounts payables transferred to PPL in exchange for a reserve account to be established in the amount of $300,000 over a ten (10) year period. As of this filing date, this agreement has not finalized.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended October 31, 2004, covered by this report.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. There is no public trading market for our common stock. Our common stock has never traded in a public market.

     (b) Holders. As of March 3, 2005, there were approximately one hundred five
(105) holders of record of our common stock and one (1) holder of our convertible Preferred Series A stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended October 31, 2004. We have not authorized any such plan for the fiscal year ended October 31, 2005.

Recent Sales of Unregistered Securities.

     We did not sell any securities during the period covered by this report that were not registered under the Securities Act which was not disclosed in our 10-QSB.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Overview

     We market aggregated energy management services to the long- term care industry and recently started marketing our services to the hospitality industry including developing a comprehensive energy management program for the
Facilities which is paid directly from savings generated by energy system improvements. Our program consists of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and Ozone Laundry Systems ("OLS"). In addition, the Facilities are able to fund these renovations through their monthly energy savings with minimal or no out-of-pocket costs to the Facility. Specifically, we formed strategic alliances with various lenders, such as Charter, to provide funding to the Facilities througth the Gatekeeper Program and with US Capital and Facility Capital for leasing transactions for these energy conservation projects. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing. We expect our growth to come from our ability to continue to assist Facilities to finance their energy conservation projects and the growing need for the Facilities to reduce their operating expenses.

     We anticipate that we will have to increase the scale of our operations as our sales increase. This will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, our net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage possible future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

Results of  Operations

     We generate sales by financing energy conservation projects to reduce gas and electric costs to the Facilities in the United States. The estimated pricing and gross profit that we earn varies by each type of job completed, with ozone projects having a higher gross profit than lighting upgrade projects. During the period of comparison, lighting projects completed exceeded ozone projects completed; therefore, the Company's gross profit was reduced accordingly.

     In attempting to obtain business, we will send field surveyors to interested Facilities to determine the potential energy savings so that a cost proposal can be prepared and presented to the Facility. During the course of the year, many proposals are made, but there is no guarantee that we will be able to perform the job at the Facility because of several reasons. For example, the Facility's credit rating or financial statements may not be minimally sufficient per the funding or leasing source. In this situation, we have incurred unrecoverable costs that won't be absorbed and then become part of the manufacturing overhead, which will reduce our gross profit.

Revenues

     Our total revenues for the twelve months ended October 31, 2004 decreased from 2,766,138 to 914,100, a decrease of $1,852,038 or approximately 66.95% from the comparable period in fiscal year ended October 31, 2003. Revenues are lower due to decrease in sales as a result of us not being able to provide sufficient funding sources to the Facilities and our sales force closing less jobs in the lighting area. We are searching for additional funding sources to enable us to obtain additional lighting contracts. We have also established leasing programs with two different leasing companies to provide alternative funding sources for the Facilities. As a result, our sales force can now market a lease option, in additional to the Gatekeeper, to the Facilities.

     We recognize revenue when the services are rendered. At that time, the funding source is invoiced and we record revenue on our books. Our revenues vary from period to period based upon the success of our sales force in closing jobs which then have to be approved by the funding source before implementation. Our primary sources of revenue are ozone jobs and lighting jobs which account for approximately 90.98% of our overall revenue.

     As with any product or service that is sold in the market place, we have seen more competition in recent months, and have been forced to reduce our selling prices to capture business. We have also been negotiating with larger chains of nursing homes and assisted living facilities, thereby having to offer lower selling prices which have also adversely affected gross margins.

     Our remaining revenues consists of Management Revenue of $4,455 and $116,119 for the years ended October 31, 2004 and 2003, representing less then 1/2 percent and 4% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities In addition, we realized energy management revenues of $78,030 and $78,610 for the years ended October 31, 2004 and 2003, representing 8.5% and less then 2.8% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs.

Cost of Sales

     The cost of goods sold for the twelve months ended October 31, 2004 was $520,987 (approximately 57% of sales) as compared to $2,460,494 (approximately 89% of sales) for the comparable period in fiscal year ended October 31, 2003. The increase in our operating margins for the twelve months ended October 31,

2004 is attributable to our improvement in managing the costs related to various lighting and ozone jobs as well as the change in suppliers of the ozone generators.. The gross profit for the years ended October 31, 2004 and 2003 were $393,113 (43% of Revenue) and $305,644 (11% of Revenue) respectively.

Operating Expenses

     Selling Expenses for the years ended October 31, 2004 and 2003 were $399,627 and $470,499. General and Administrative Expenses for the years ended October 31, 2004 and 2003 were $513,394 and $944,087. Total operating expenses for the twelve months ended October 31, 2004 decreased approximately $502,255 or 35%. The reason for this decrease in operating expenses is that we began a number of cost saving measures. For example, our payroll was reduced by employee layoffs and we analyzed every area of our spending and instituted new procedures to reduce expenses.

Interest Expense

     Interest expense for the years ended October 31, 2004 and 2003 were $49,300 and $50,079.

Net Income/Loss

     Net Loss for the years ended October 31, 2004 and 2003 were $576,552 and $1,167,055. As we discussed, our sales decreased dramatically due to the Facilities inability to obtain financing for the Project. This decrease in sales and related cost of goods sold resulted in a lower net loss to us.

Assets and Liabilities

     Our total assets were $4,809,103 and $5,313,183 as of October 31, 2004 and 2003. Our assets consisted primarily of accounts receivable with a value of $43,116 and $183,285 and notes receivable in the amount of $4,387,608 and $4,856,824 respectively.

     The majority of our receivables represent pass through amounts. Utility invoices are sent to us by the utility company and we invoice the Facility for utility charges and add on the loan payment and handling charge, and then we subsequently pay the utility company and loan provider monthly, but only after we receive payment from the Facility. Our receivables have no relation to revenues, as revenues are only generated when the loan provider approves a job for completion. At that time an invoice is created, and payment is received by us from the loan provider within thirty days of invoicing. There has not been any change in credit terms, collection efforts, credit utilization or delinquency by the Facilities that we service.

     Total Current Liabilities as of October 31, 2004 and 2003 were $2,559,190 and $ 2,501,613. The majority of our payables represent pass through amounts. We record the utility invoices as a liability when the invoices are created and offset when we receive the payments reform the Facilities; therefore, there have not been any timing differences.

     Long Term Debt, less current portion was $2,545,121 and $3,539,626, respectively. There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

     At October 31, 2004 and 2003, we had cash and cash equivalents of $73,223 and $45,656 respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     We must complete the job, pay for all costs incurred, and obtain a completion certificate before we submit an invoice for reimbursement to the lender or leasor before we are able to collect our revenue. These steps represent approximately a 30 day delay before we receive the funds. We have minimal liquidity and working capital is severely strained as we have fully utilized our credit lines. We cannot assure that our financial condition will improve significantly unless we successfully complete more jobs consistently on a monthly basis, which will enable us to generate additional cash flow, thereby reducing our current liabilities.

     We plan to finance our future operations through the sale of our products and services. In the event we are unable to fund operations from revenues alone, we may raise additional capital through private and/or public sales of securities in the future but we have no commitments at this time which are contingent upon the occurrence of some future event.

     No trends have been identified which would materialy increase or decrease our results of operations or liquidity.

     We have short term liquidity problems which are being addressed by revising internal procedures for faster job approvals to hasten the process and fund the projects faster. For long term liquidity, we believe that we will need to raise additional capital or experience increased revenues to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

     The only significant cash transaction other than that generated and used in operations has been that we raised $1,009,400 and $250,000 in equity for the period ended October 31, 2004 and 2003.

     For Gatekeeper transaction, our accounts receivables have no relation to our revenues, as these revenues are only generated when the lender approves a job for completion. At that time, an invoice is created and payment is received by us from the lender within thirty days of invoicing. There has not been any change in credit terms, collection efforts, credit utilization or delinquency by the Facilities that we service. In addition, we record an accounts payable when the utility invoices are created and offset this liability when we receive a
payment  by  the  Facilities;   therefore,   there  have  not  been  any  timing
differences.

     Our cash flow has become negative mainly due to the increase in the cost of sales expenses discussed earlier. All projects are required to be approved by Charter, who is the loan provider for Gatekeeper transactions and with US
Capital and Facility Capital for leasing transactions. Faster job approval is needed by us to generate revenue more quickly, but we must make sure that we follow through on our own internal procedures to make sure that all documentation is gathered and presented to the loan providers on a timely basis for credit approval. The lenders will not reduce their standards in approving jobs as they are not willing to increase their risk of default on accounts and notes receivables by the facilities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $295,208 and a working capital deficiency of $245,738 at October 31, 2004 and net losses from operations of $576,552 and $1,167,055, respectively, for the years ended October 31, 2004 and 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

     Principles of consolidation - The consolidated financial statements include our accounts and our wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     Fixed assets - All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Our fixed assets represent a very small portion of our assets, therefore the possibility of materially different results from using different estimated lives or method of depreciation are minimal.

     Reserve for bad debt - The allowance for uncollectible accounts receivable is based on our historical experience and on our evaluation of the collectibility of the individual outstanding balances. A potential customer's credit rating is evaluated prior to entering into any revenue agreements. This evaluation has been completed by PP&L and Charter, as they were well equipped to handle this as well as being the ultimate lender.

     As we are liable on all of our notes payable, which are offset by the notes receivable, should our estimates of its potential bad debt be incorrect, the impact on the reported results and balance sheet could be substantially negative. At October 31, 2004 and 2003, our notes receivable were 91% and 91% of total assets.

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

     Revenue recognition - We have four distinct revenue streams: Equipment sales, management revenue, energy management and energy sales. For equipment sales revenue is recognized in accordance with signed agreements with customers, typically 60 months, and only upon the completion of installation. As part of these agreements, we directly receive all utility company billings for the customers to allow us to monitor the savings the customer is realizing.
Management revenue is recognized and billed monthly as earned. This also includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being charged correct rates and tariffs by the utilities. Energy sales occur when we purchase energy directly from a utility provider and resell it to a user. Cost of sales are recognized as incurred and matched to the related revenues. In addition, the master agreements with PP&L and Charter for the provision of financing, which we pass through to the Facility under the same terms and conditions. Therefore, we record the financing on both sides at gross amounts, as we are ultimately liable to the lending sources.

     We are obligated to the following cash outflows at October 31, 2004:

                                          Less than                                After 5
Contractual Obligations       Total        1 Year       1-3 Years      4-5 Years    Years
-------------------------  -----------  ------------  --------------  -----------  -------
Loans Payable -
Stockholder/employee           $80,901       $80,901              $0           $0       $0
                           ===========  ============  ==============  ===========  =======

Bank Term Loan                      $0            $0              $0           $0       $0
                           ===========  ============  ==============  ===========  =======

Penn Power & Light Term
Loans                       $4,660,503   $,2,115,382      $2,459,926      $85,195       $0
                           ===========  ============  ==============  ===========  =======

Short Term Line of Credit     $116,665       $28,572         $88,093           $0       $0
                           ===========  ============  ==============  ===========  =======

Operating Leases               $11,740       $11,740              $0           $0       $0
                           ===========  ============  ==============  ===========  =======

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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


ITEM 7. FINANCIAL STATEMENTS

     Our financial statements have been examined to the extent indicated in their reports by Bagell, Josephs & Company, LLC and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     (a) Previous Independent Auditors:

          (i) Maillie, Falconiero & Company, LLP ("Maillie") was dismissed as our independent auditor on February 6, 2004.

          (ii) Maillie's reports on our financial statements for the fiscal years ended October 31, 2002 and 2001, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.

          (iii) Our Board of Directors unanimously approved the change in accountants.

          (iv) There has been no disagreement between us and Maillie, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Maillie would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

          (v) We have not been advised of any matters described in Regulation S-B, Item 304(a)(1)(B).

     (b) New Independent Accountants.

          (i) We engaged Bagell, Josephs & Company, LLC located at 200 Haddonfield Berlin Rd. High Ridge Commons Suite 400-403 Gibbsboro, NJ 08026 ("Bagell"), as our new independent accountants as of February 6, 2004. Prior to such date, we did not consult with Bagell regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Bagell, or (iii) any other matter that was subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.


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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age    Position(s) with Company
---------------      -----  ---------------------------------------

John A. Grillo        43     Chief Executive Officer, President and Director(1)
John O'Neill          47     Chairman(1)
Deborah O'Neill       46     Secretary, Treasurer and Director (4)
Patricia A. Palmieri  38     Controller (5)
Rusty J. Gramiak      47     Vice-President of Operations and Director (3)
David W. Mason        40     Former Vice-President of Marketing and Director (2)
Edmond Ragazzi        61     Former Secretary (4)
Larry A. Shusman      61     Former Chief Financial Officer (5)


(1) Mr. Grillo resigned as the Company's Chairman on February 20, 2004 but remained the President and a Director of the Company and John O'Neil was appointed the Chairman.
(2) Mr. Mason resigned as an officer and director of the Company on February 20, 2004.
(3)  Mr. Gramiak resigned as a director of the Company on February 20, 2004.
(4) Mr. Ragazzi resigned as an officer on February 20, 2004 and Deborah O'Neil was appointed the Secretary, Treasurer and a Director of the Company.
(5) Mr. Shusman resigned on February 20, 2004. Patricia A. Palmieri was hired as the controller on March 15, 2004 and has assumed the accounting responsibilities for the Company.

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Business Experience

JOHN A. GRILLO

     Mr. Grillo serves as our President. He is the designer and developer of the Gatekeeper. He has managed virtually every aspect of the electrical contracting business. Mr. Grillo is also an electrical energy conservation expert. He has designed and implemented energy efficient lighting and motor systems for ten of his eighteen years in electrical contracting. His concentration in energy efficiency has led to a number developments in the field. He has designed and programmed comprehensive lighting upgrade analysis software which NESC has been using successfully for the past two years. He designed and implemented energy efficient lighting programs for several local utility companies. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long -term care industry. He is an Environmental Protection Agency certified lighting surveyor. Throughout his career Mr. Grillo has participated and led sales and contracting initiatives. He has set up NESC marketing campaigns and developed the company's extensive contract and documentation package. Mr. Grillo attended Northeastern University's School of Electrical Engineering Technology from 1979 to 1983.

JOHN T. O' NEILL

     John T. O'Neill is our Chairman of the Board of Directors. He brings to us experience in many aspects of the long term care profession coupled with a comprehensive vision of energy consumption patterns for long term care facilities. Mr. O'Neill began his career working in the nursing home built by his family more than forty years ago. His vision and leadership has transformed the business into a healthcare conglomerate that now offers assisted living, Alzheimer and dementia care, rehabilitative services, skilled nursing and Facility management. As the CEO of O'Neill Management LLC, he has been instrumental in the planning, development, construction and daily operation of healthcare facilities. He is also active in the medical reimbursement initiatives in the state of Ohio, and has long been proactive in energy conservation techniques for his facilities. He attended Bowling Green State University and The Ohio State University where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator.

DEBORAH F. O' NEILL

     Deborah F. O'Neill is our Secretary and Treasurer and serves on our Board of Directors. She is a Certified Public Accountant with experience in auditing, income tax preparation and real estate development. During the years spent with a public accounting firm, Deborah specialized in long term care audits and cost report preparation. Moving to the private sector, she was a founder and CFO of a proprietary software company that offered turnkey accounting and medical computer systems to long term care entities in Ohio, Pennsylvania, Connecticut and several other states. Currently, Mrs. O'Neill works in the financial management area of the family's healthcare conglomerate, O'Neill Management LLC. Deborah graduated from Kent State University magna cumme laude with a Bachelor of Business Administration degree in Accounting.

PATRICIA A. PALMIERI

     Patricia A. Palmieri is our Controller and has served in this capacity since March 2004. Ms. Palmieri has 14 years accounting experience in various industries such as home mortgages and auto financing. Ms. Palmieri's current duties include the responsibility for the financial reporting of the Company, coordination of reviews and audits, reconciliation and reporting to the financing companies and various aspects of the Human Resource area. Ms. Palmieri has a Bachelor of Arts in Accounting and a Masters in Business Administration.

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

DAVID W. MASON

     David W. Mason, 38, was the company's Vice-President of Sales and Marketing from 2000 until February 20, 2004. Mr. Mason graduated from Boston University in 1988 with a Bachelor of Science degree in Urban Affairs. Prior to joining us, Mr. Mason worked in the television industry for various networks including ABC, CBS, ESPN, TNT and TBS. Mr. Mason was responsible for our marketing as well as being the direct link between our home office and the sales team in the field. Mr. Mason also was responsible for all convention, training seminars and benefits.

EDMOND B. RAGAZZI

     Mr. Ragazzi has worked for the Company since 1997 and was appointed by our Board of Directors to serve as Secretary until February 20, 2004. In that capacity he was responsible for maintaining the corporate books and records. Mr. Ragazzi's primary responsibilities included management of the our relationships with different utility companies.

LARRY A. SHUSMAN

     Mr. Shusman worked for the Company on a regular weekly part-time basis from October 1, 2001 until February 20, 2004 as the Chief Financial Officer. His responsibility was to handle our books and records according to GAAP, along with being the liaison with the independent accountants. In addition to his work for us, Mr. Shusman was employed part-time by Classic Hair, LLC as its Chief Financial Officer and has worked in that capacity since August 2001. From April 2000 until August 2001, Mr. Shusman was employed full-time by Spring Air Mattress Company as its East Coast Regional Controller and Office Manager. Prior to April 2000, he worked for Waste Management, Inc. for a period of one month as a staff accountant. From January 1996 to January 2000, Mr. Shusman served as the Chief Financial Officer and Controller of Potts Welding and Boiler Repair Co., Inc. Mr. Shusman originally attended Penn State University between September 1960 and June 1961, but graduated from Temple University in June 1964 with a Bachelor of Science degree in Accounting.

Directors' Remuneration

     Our directors are presently not compensated for serving on the board of directors.

Board Meetings and Committees

     The Board of Directors of the Company did not hold any meetings during the fiscal year ended October 31, 2004. The Board does not currently have an Audit, Executive or Compensation Committee.

Significant Employees

     On March 15, 2004, the Company hired Patricia A. Palmieri as its Corporate Controller, one of whose primary functions will be establishing internal controls and managing the current systems.

Family Relationships

     John O'Neill and Deborah O'Neill are husband and wife. In addition, Rochelle Mason is David Mason's mother and Barbara Leopold is David Mason's sister, whose trust owns 547,000 shares.

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

Audit Committee

     During 2004, the Company did not maintain an Audit Committee because we had an insufficient number of qualified outside directors. Moreover, the Company had not designated an Audit Committee Financial Expert. Until the Company is able to obtain directors and officer liability insurance for its board of directors, it is unlikely that we will be able to attract the qualified persons necessary to fulfill these functions. However, our entire Board of Directors has reviewed the audited financial statements for the year ended October 31, 2004 and the Board has taken such steps as deemed needed necessary to insure that the Company has discussed with its independent auditors the matters required by SAS 61.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     For  companies  registered  pursuant to section  12(g) of the Exchange Act,
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. We are not registered pursuant to Section 12(g) of the Act and no reports have been filed.

Code of Ethics

     On February 4, 2005, we adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.


ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended October 31, 2004, 2003, 2002 and 2001 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                                                 Other        Restricted  Securities   LTIP     All
Name and                                        Annual         Stock     Underlying   Pay-     Other
Principal            Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)                   ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
-----------------    ------  --------  -------- ------------ ----------  ------------ -------- ----------
John Grillo,          2004    121,984           11,100
CEO & President       2003     98,525
                      2002     57,517   42,000

David W Mason         2004     47,692           14,522
 VP of Marketing      2003     50,923            2,622
                      2002     53,539   25,726   2,622        7,500(a)

Rusty Gramiak         2004     65,000            9,491
VP of Operations      2003     52,500            2,892
                      2002     55,305   24,468   2,622       10,000(b)







Ed Ragazzi.           2004     41,730            5,916
                      2003     39,639         0  3,300
Secretary             2002     55,906         0      0        4,000(c)

                      2004          0         0      0
Larry Shusman.        2003     23,400         0      0
CFO                   2002     30,600         0      0        5,000(d)

Deborah O'Neil
Secretary and         2004          0        0
Treasurer             2003          0        0
                      2002          0        0

John O'Neil
Chairman and          2004          0        0
Director              2003          0        0
                      2002          0        0

Particia A. Palmieri
Controller            2004     39,346        0   1,526
                      2003          0        0
                      2002          0        0

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


Compensation of Directors

     We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended October 31, 2004, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2004, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.
26,566,576

                                                         Common Stock
                               Title of                 Beneficially Owned
Name and Address               Class                 Number         Percent (1)
--------------------------------------------------------------------------------
John A. Grillo                 Common             3,098,300           11.7%
101 Captains Walk
Egg Harbor Township, NJ 08234

Rusty J. Gramiak               Common                10,000               *
343 Cos Cob Dr.
Galloway, NJ  08205

John and Deborah O'Neill**     Common            14,301,862           53.8%
34100 Center Ridge Road
Suite 10
North Ridgeville, OH 44039

All Executive Officers and
Directors as a Group           Common            17,410,162           65.5%
(Four (4) persons)

Barry Feldscher                Common             3,333,300           12.5%
1904 Champlain Drive
Voorhees, NJ 08042

Rochelle Mason                 Common             1,666,000            6.3%
6615 Greenhill Road
Lumberville, PA 18933

--------------------------------------------------------------------------------

*    Less than 1%.
** John and Deborah O'Neill hold 454,546 shares jointly and hold an additional 2,978,754 shares through Charter Management, LLC, an Ohio limited liability company, that is owned by John & Deborah O'Neil. Charter also owned 187,389 shares of our convertible preferred stock, which stock converts at a ratio of 58:1 into shares of our common stock. If the preferred stock was converted, the O'Neills' would an additional 10,868,562 shares of common stock for a total of 14,301,862 shares of common stock. See Note 11 to our Financial Statements.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2005. As of March 15, 2005, there were 15,698,014 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of October 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A)  any director or officer;
     (B)  any proposed nominee for election as a director;
     (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

     In January 2002, we issued a total of 39,000 shares of its restricted common stock to eleven (11) of our employees for services rendered to us. For such offering, we relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code, Section 211(b) of the Pennsylvania Code and Section 581-5(I)(c) of the Texas Code.

     In June 2004, National Demand LLC., an Ohio limited liability company, agreed to purchase from Powerweb Inc., a web based internet energy management control system. National Demand LLC., ownership is as follows; 95% John T. O'Neill and 5% John A. Grillo. We are currently providing product testing for the Powerweb product and when the product is ready for market, we will offer the energy management system to our clients through a licensing agreement with National Demand, LLC. We believe that the terms and conditions of this licensing agreement will be similar to those negotiated pursuant to an arms-length transaction.

     In April 2002, we issued 15,000 shares of our restricted common stock to two (2) consultants for services rendered to us. For such offering, we relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code and Section 7-11-402(10) of the Rhode Island Code.


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

3.(i).1  [1]        Articles of Incorporation filed February 17, 1998.

3.(i).2  [1]        Certificate of Amendment of Articles of Incorporation  filed
                    October 29, 2001.

3.(ii).1 [1]        Bylaws.

4.1 [1] Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2 [3]             Promissory  Note from the  Company  to Morris  Harris  dated
                    April 4, 2003

4.3 [3] Convertible Promissory Note from the Company to Charter Management dated August 25, 2003

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

10.5 [2]            Master Agreement with Charter Management.

10.6 [2]            Addendum Two to Egg Harbor Township lease.

10.7 [2]            New Hope lease extension.

10.8 [2]            Sample funding agreement with Charter Management.

14.1 [3]            Code of Ethics and Business Conduct

16.1 [3]            Letter  from  Maillie,  Falconiero  &  Company,  LLP  to the
                    Commission

17.1  [3]           Letter of Resignation of David W. Mason

17.2  [3]           Letter of Resignation of Rusty Gramiak

17.3  [3]           Letter of Resignation of Edward Ragazzi

17.4  [3]           Letter of Resignation of John Grillo

17.5  [3]           Letter of Resignation of Larry Shusman

31.1   *            Certification re: Section 302 (CEO)

31.2   *            Certification re: Section 302 (Controller)

32.1   *            Certification re: Section 906 (CEO)

32.2   *            Certification re: Section 906 (Controller)

-------------------------------------------------

[1]  Filed with the Company's Registration Statement on November 14, 2002.
[2]  Filed with the  Company's  Amended  Registration  Statement  on November 6,
     2003.
[3]  Filed with the Company's Form 10KSB for October 31, 2003.
*    Filed herewith


     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended October 31, 2004, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $38,835and $25,730 for the audit of our annual financial statements for the fiscal years ended October 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

     Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended October 31, 2004 and 2003.

     Audit Committee Policies and Procedures. Our Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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


                     National Energy Services Company, Inc.
                    ----------------------------------------
                                  (Registrant)

Date: March 16, 2005

                   By: /s/ John A. Grillo
                     ----------------------------------------
                     John A. Grillo, President and Director


Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                          Date

/s/ John A. Grillo         CEO, President & Director            March 16, 2005
---------------------
John A. Grillo

/s/ John O'Neil           Chairman                              March 16, 2005
---------------------
John O'Neil

/s/ Deborah O'Neil        Secretary, Treasurer and Director     March 16, 2005
---------------------
Deborah O'Neil

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Balance Sheets at October 31, 2004 and 2003.....................F-3

Consolidated Statements of Operation for the years ende
   October 31, 2004 and 2003.................................................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the years ended October 31, 2004 and 2003.............................F-5

Consolidated Statements of Cash Flow for the years ended
   October 31, 2004 and 2003.................................................F-6

Notes to Consolidated Financial Statements...................................F-8

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



/s/Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC
Gibbsboro, New Jersey


January 15, 2005

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2004 AND 2003


     ASSETS

                                                                                       2004                    2003
                                                                                -------------------     ------------------
Current Assets:
  Cash and cash equivalents                                                      $           73,223     $           45,656
  Accounts receivable, net                                                                   43,116                183,285
  Notes receivable - related parties                                                        284,853                334,292
  Notes receivable - other, current portion                                               1,709,128                975,566
  Prepaid expenses and other current assets                                                 203,132                132,500
                                                                                -------------------     ------------------
    Total Current Assets                                                                  2,313,452              1,671,299
                                                                                -------------------     ------------------

  Fixed assets, net of depreciation                                                          13,503                 16,639
  Notes receivable - other, net of current portion                                        2,393,627              3,546,966
  Other assets                                                                               88,521                 78,279
                                                                                -------------------     ------------------
TOTAL ASSETS                                                                    $         4,809,103     $        5,313,183
                                                                                ===================     ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - bank                                                            $                -     $            4,648
  Line of credit                                                                            116,665                154,761
  Accounts payable and accrued expenses                                                     246,242                928,732
  Notes payable - related parties                                                            80,901                182,037
  Current portion of long-term debt                                                       2,115,382              1,231,435
                                                                                -------------------     ------------------
      Total Current Liabilities                                                           2,559,190              2,501,613
                                                                                -------------------     ------------------

Long-term debt, net of current portion                                                    2,545,121              3,539,626
                                                                                -------------------     ------------------

      Total Liabilities                                                                   5,104,311              6,041,239
                                                                                -------------------     ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorizeed,
     187,389 and 78,702 shares issued and outstanding at October 31, 2004
     and 2003, respectively.                                                                    187                    79
  Common Stock, $.001 Par Value; 20,000,000 shares authorized 15,698,014 and
     15,598,014 shares issued and outstanding at
     October 31, 2004 and 2003, respectively                                                 15,698                 15,598
  Additional Paid-in Capital                                                              2,453,418              1,444,226
  Deficit                                                                                (2,764,511)            (2,187,959)
                                                                                -------------------     ------------------
      Total Stockholders' Equity (Deficit)                                                 (295,208)              (728,056)
                                                                                -------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $         4,809,103     $        5,313,183
                                                                                ===================     ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                        2004                    2003
                                                                                ---------------------   -----------------
OPERATING REVENUES
  Equipment sales                                                               $             831,615   $       2,571,409
  Management revenue                                                                            4,455             116,119
  Energy management revenue                                                                    74,200              76,800
  Energy sales                                                                                  3,830               1,810
                                                                                ---------------------   -----------------

                                                                                              914,100           2,766,138

COST OF SALES                                                                                 520,987           2,460,494
                                                                                ---------------------   -----------------

GROSS PROFIT                                                                                  393,113             305,644
                                                                                ---------------------   -----------------

OPERATING EXPENSES
   Selling expenses                                                                           399,627             470,499
   General and administrative expenses                                                        513,394             944,087
   Depreciation and amortization                                                                7,344               8,034
                                                                                ---------------------   -----------------
       Total Operating Expenses                                                               920,365           1,422,620
                                                                                ---------------------   -----------------

LOSS BEFORE OTHER (EXPENSE)                                                                  (527,252)         (1,116,976)

OTHER (EXPENSE)
   Interest expense                                                                           (49,300)            (50,079)
                                                                                ---------------------   -----------------
       Total Other (Expense)                                                                  (49,300)            (50,079)
                                                                                ---------------------   -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                                   (576,552)         (1,167,055)
Provision for Income Taxes                                                                          -                   -
                                                                                ---------------------   -----------------

NET LOSS APPLICABLE TO COMMON SHARES                                            $            (576,552)  $      (1,167,055)
                                                                                =====================   =================

NET LOSS PER BASIC AND DILUTED SHARES                                           $               (0.04)  $           (0.09)
                                                                                =====================   =================
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                     15,638,293          13,341,032
                                                                                =====================   =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                                                         Additional
                                              Preferred Stock           Common Stock     Paid-in
Description                                 Shares      Amount       Shares    Amount    Capital       Deficit            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2002                        -           -    12,594,260   12,594       531,506    (1,020,904)     (476,804)

Issuance of common stock in exchange for
     services                                    -           -        25,000       25         2,075             -         2,100

Issuance of common stock in exchange for
     cash                                        -           -     2,978,754    2,979       247,021             -       250,000

Conversion of loans payable - other to
     preferred stock, class A               78,702          79             -        -       663,624             -       663,703

Net loss for the year                                                      -        -             -    (1,167,055)   (1,167,055)
                                          -------------------------------------------------------------------------------------

Balance, October 31, 2003                   78,702          79    15,598,014   15,598     1,444,226    (2,187,959)     (728,056)

Issuance of common stock for cash                                    100,000      100         8,300             -         8,400

Issuance of preferred stock for cash       108,687         108                            1,000,892             -     1,001,000

Net loss for the year                            -           -             -        -             -      (576,552)     (576,552)
                                          -------------------------------------------------------------------------------------

Balance, October 31, 2004                  187,389   $     187    15,698,014 $ 15,698   $  2,453,418  $(2,764,511)   $ (295,208)
                                          =====================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                        2004                 2003
                                                                                ------------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                     $         (576,552)    $     (1,167,055)
                                                                                ------------------     ----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation                                                                            7,344                8,034
     Common stock issued for services                                                            -                2,100

  Changes in assets and liabilities
     Decrease in accounts receivable                                                       140,169              329,830
     (Increase) in prepaid expenses and other assets                                       (70,632)            (130,750)
     (Increase) in deposits                                                                (10,242)             (78,279)
     (Decrease) in accounts payable and
       and accrued expenses                                                               (682,490)             (42,092)
                       )                                                        ------------------     ----------------
     Total adjustments                                                                    (615,851)              88,843
                       3                                                        ------------------     ----------------

     Net cash (used in) operating activities                                            (1,192,403)          (1,078,212)
                                                                                ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net amounts received (paid) from loans receivable - related party                        49,439              (17,369)
   Net amounts received (paid) from loans receivable                                       419,777             (863,021)
   Acquisitions of fixed assets                                                             (4,208)                   -
                            -                                                   ------------------     ----------------

      Net cash provided by (used in) investing activities                                  465,008             (880,390)
                                                                                ------------------     ----------------



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      NATIONAL ENERGY SERVICES COMPANY, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                                                        2004                 2003
                                                                                ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                                        $            8,400     $        250,000
    Proceeds from preferred stock issuances                                              1,001,000                    -
    Repayment of line of credit                                                            (38,096)             (23,810)
    Repayment of note payable - bank                                                      (115,206)              (9,297)
    Net proceeds from long-term debt                                                             -            1,111,549

    Net proceeds (payments) from note payable - related party                             (101,136)             654,838
       Net cash provided by financing activities                                           754,962            1,983,280
                                                                                ------------------     ----------------

NET INCREASE  IN
    CASH AND CASH EQUIVALENTS                                                               27,567               24,678

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                                       45,656               20,978
                                                                                ------------------     ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $           73,223     $         45,656
                                                                                ==================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $           49,300     $         50,079
                                                                                ==================     ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

   Services                                                                     $            8,400     $          2,100
                                                                                ==================     ================

   Issuance of preferred stock to convert notes payable - related parties       $                -     $        663,703
                                                                                ==================     ================

   Disposal of fully depreciated fixed assets                                   $            5,167     $              -
                                                                                ==================     ================




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


NOTE 1-  NATURE OF BUSINESS

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The following is a reconciliation  of the computation for basic and diluted
     EPS:

                                                    October 31,   October 31,
                                                        2004         2003
                                                    -----------   -----------
        Net Loss                                    $  (576,552)  $(1,167,055)

        Weighted-average common shares
          outstanding (Basic)                        15,638,293    13,341,032

        Weighted-average common stock equivalents:
              Stock options and warrants                      -             -

        Weighted-average common shares
            outstanding (Diluted)                    15,638,293    13,341,032

     Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 4-  NOTES RECEIVABLE - OTHER (CONTINUED)

     The maturity of these notes receivable in the next four years and in the aggregate are:

             Year Ending October 31,:

             2005                                  $ 1,709,128
             2006                                    1,543,216
             2007                                      765,217
             2008                                       85,194
                                                     4,102,755
                                                   ------------
             Less: current portion                  (1,709,128)
                                                   ------------
             Notes receivable - other, net of
                current portion                    $ 2,393,627


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

     At October 31 long-term debt consists of:

                                                          2004          2003
                                                       -----------  -----------
        PP&L and Charter Management term loans,
        five year terms, corresponding with notes
        receivable (see Note 4)                        $ 4,660,503  $ 4,771,061
                                                       -----------  -----------
        Net long term loans payable                    $ 4,660,503  $ 4,771,061

     At October 31, 2004 maturities on these notes are:

             2005                           $  2,115,382
             2006                              1,661,643
             2007                                798,283
             2008                                 85,195
                                               4,660,503
            Less: current portion             (2,115,382)
                                            $  2,545,121

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

     At October 31, 2004 and 2003, deferred tax assets consist of the following:

                                                    2004            2003
                                                 ---------       ---------
          Net operating loss carryforwards       $ 912,288       $ 722,026
          Less:  valuation allowance              (912,288)       (722,026)
                                                 ---------       ---------
                                                 $     -0-       $     -0-

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