Form 10QSB
period 2005-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-03-17
CIK 1165336

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No
|_| .




                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2005, there were approximately 15,698,014 shares of the Issuer's common stock, par value $0.001 per share outstanding.




Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                Form 10-QSB for the period ended January 31, 2005


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

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as at January 31, 2005

     Interim Income Statement for the period ended January 31, 2005 and January 31, 2004

     Interim Statement of Cash Flows for the period ended January 31, 2005 and January 31, 2004

     Notes to Interim Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures


                          PART II. - OTHERINFORMATION

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


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-6

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2005


                                                                                      2005
                                                                                -----------------
     ASSETS
Current Assets:
  Cash and cash equivalents                                                     $          47,928
  Accounts receivable, net                                                                270,272
  Notes receivable - related parties                                                      240,942
  Notes receivable - other, current portion                                             1,133,342
  Prepaid expenses and other current assets                                                19,155
                                                                                -----------------
    Total Current Assets                                                                1,711,639
                                                                                -----------------

  Fixed assets, net of depreciation                                                        11,499
  Notes receivable - other, net of current portion                                      2,648,038
  Other assets                                                                            106,147
                                                                                -----------------

TOTAL ASSETS                                                                    $       4,477,323
                                                                                =================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
  Line of credit                                                                #         109,522
  Accounts payable and accrued expenses                                                   415,977
  Notes payable - related parties                                                          75,513
  Current portion of long-term debt                                                     1,548,621
                                                                                -----------------

      Total Current Liabilities                                                         2,149,633
                                                                                -----------------

Long-term debt, net of current portion                                                  2,771,877
                                                                                -----------------

      Total Liabilities                                                                 4,921,510
                                                                                -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorizeed,
    187,389 shares issued and outstanding                                                     187
  Common Stock, $.001 Par Value; 20,000,000 shares authorized and
     15,698,014 shares issued and outstanding                                              15,698
  Additional Paid-in Capital                                                            2,453,417
  Deficit                                                                              (2,913,489)
                                                                                -----------------

      Total Stockholders' Equity (Deficit)                                               (444,187)
                                                                                -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $       4,477,323
                                                                                =================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004


                                                                                      2005                   2004
                                                                                -----------------     ----------------

OPERATING REVENUES
  Equipment sales                                                               $         198,171    $         291,756
  Management revenue                                                                       33,351               31,665
  Energy management revenue                                                                19,225                    -
                                                                                -----------------    -----------------

                                                                                          250,747              323,421

COST OF SALES                                                                              96,985              143,209
                                                                                -----------------    -----------------

GROSS PROFIT                                                                              153,762              180,212
                                                                                -----------------    -----------------

OPERATING EXPENSES
   Selling expenses                                                                        99,358               99,763
   General and administrative expenses                                                    191,163              154,747
   Depreciation and amortization                                                            2,006                2,006
                                                                                -----------------    -----------------
       Total Operating Expenses                                                           292,527              256,516
                                                                                -----------------    -----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                       (138,765)             (76,304)

OTHER INCOME (EXPENSE)
   Miscellaneous income                                                                     2,751                    -
   Interest expense                                                                       (12,965)              (2,433)
                                                                                -----------------    -----------------
       Total Other (Expense)                                                              (10,214)              (2,433)
                                                                                -----------------    -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                               (148,979)             (78,737)
Provision for Income Taxes                                                                      -                    -
                                                                                -----------------    -----------------

NET LOSS APPLICABLE TO COMMON SHARES                                            $        (148,979)   $         (78,737)
                                                                                =================    =================

NET LOSS PER BASIC AND DILUTED SHARES                                           $           (0.01)   $           (0.01)
                                                                                =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                 15,698,014           15,631,347
                                                                                =================    =================



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004



                                                                                      2005                   2004
                                                                                -----------------   ----------------

CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                                     $        (148,979)  $        (78,737)
                                                                                -----------------   ----------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation                                                                           2,006              2,006
     Common stock issues for services                                                           -              8,400

  Changes in assets and liabilities
     (Increase) in accounts receivable                                                   (227,156)           (96,531)
     (Increase) decrease in prepaid expenses and other current assets                     183,974             (2,840)
     (Increase) in other assets                                                           (17,626)            (4,400)
     Increase (decrease) in accounts payable and
       and accrued expenses                                                               169,735           (228,484)
                                                                                -----------------   ----------------
     Total adjustments                                                                    110,933           (321,849)
                                                                                -----------------   ----------------

     Net cash (used in) operating activities                                              (38,046)          (400,586)
                                                                                -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net amounts received from notes receivable - related party                              43,911              6,459
   Net amounts (paid to) received from notes receivable                                   321,375           (369,477)
                                                                                -----------------   ----------------

      Net cash provided by (used in) investing activities                                365,286            (363,018)
                                                                                ----------------    ----------------







                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004



                                                                                      2005                   2004
                                                                                -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and subscriptions receivable           $               -   $         48,500
    Repayment of line of credit                                                            (7,143)           (16,667)
    Repayment of note payable - bank                                                            -            (2,324)
    Net proceeds (reduction) of long-term debt                                           (340,005)           683,559
    Net proceeds (reduction) of note payable - related party                               (5,387)            27,452
       Net cash provided by (used in) financing activities                               (352,535)           740,520
                                                                                -----------------   ----------------

NET (DECREASE)  IN
    CASH AND CASH EQUIVALENTS                                                             (25,295)           (23,084)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                    73,223             45,656
                                                                                -----------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $          47,928   $         22,572
                                                                                =================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $          12,965   $          2,433
                                                                                =================   ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

       Services                                                                 $               -   $          8,400
                                                                                =================   ================








                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JANUARY 31, 2005 AND 2004


NOTE 1-  NATURE OF BUSINESS

     The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the October 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

     These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

     National Energy Services Company, Inc. ("NES") was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in internet related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ" or the "Company"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, (the "Share Exchange") pursuant to which the shareholders of NESNJ on October 19, 2001 (the "Exchange Date") were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. Prior to the exchange, the authorized capital stock of NES consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. As of the Exchange Date, NESNJ became a wholly owned subsidiary of the Company.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The following is a reconciliation  of the computation for basic and diluted
     EPS:

                                                January 31,      January 31,
                                                   2005              2004
                                               -----------      ------------
      Net Loss                                 $  (148,979)     $   (78,737)

      Weighted-average common shares
        outstanding (Basic)                     15,698,014       15,631,347

      Weighted-average common stock equivalents:
            Stock options and warrants                   -                -

      Weighted-average common shares
          outstanding (Diluted)                 15,698,014       15,631,347

     Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

Fair Value of Financial Instruments

     The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

     Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $244 and $2,934 for the three months ended January 31, 2005 and 2004, respectively.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

     Certain  amounts  for the three  months  ended  January  31, 2004 have been reclassified to conform to the presentation of the January 31, 2005 amounts. The reclassifications have no effect on net income for the three months ended January 31, 2004.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3-  FIXED ASSETS

     Fixed assets consist of the following at January 31, 2005:

           Office equipment                             $    29,793
           Furniture and fixtures                             2,107
           Leasehold improvements                             2,900
                                                        -----------
                                                             34,800
             Accumulated Depreciation                       (23,301)
                                                        -----------
                        Total                           $   11,499

     Depreciation expense was $2,006 and $2,006 for the three months ended January 31, 2005 and 2004.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


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

     The notes correspond to long-term debt with PP&L and Charter Management (see Note 8). The notes receivable are shown net of an allowance for uncollectible amounts of $301,701 at January 31, 2005.

     The maturity of these notes receivable in the next five years and in the aggregate are:

                  Period Ending January 31,:

                  2006                                 $ 1,445,043
                  2007                                   1,159,178
                  2008                                     738,679
                  2009                                     475,417
                  2010                                     274,764
                                                       -----------
                                                         4,093,081
                  Less: current portion                 (1,445,043)
                                                       -----------
                  Notes receivable - other, net of
                     current portion                   $ 2,648,038

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 5-  NOTES RECEIVABLE - RELATED PARTIES

     The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and have classified them as current assets on their condensed consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at January 31, 2005 is $240,942.


NOTE 6-  ACCOUNTS RECEIVABLE

     Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At January 31, 2005 the Company has $270,272 outstanding.


NOTE 7-  LINE OF CREDIT

     The Company has a $200,000 demand line of credit, which carries an interest rate of the issuing bank's prime rate plus 1%. At January 31, 2005, the balance owed was $109,522. The line of credit is secured by substantially all corporate assets and a shareholder/officer guarantee.


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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 8-  LONG-TERM DEBT (CONTINUED)

     At January 31, 2005 long-term debt consists of:

                                                              January 31, 2005
                                                            -------------------
        PP&L and Charter Management term loans,
          five year terms, corresponding with notes
          receivable (see Note 4)                             $    4,320,497
                                                              --------------
        Net long term loans payable                           $    4,320,497

     At January 31, 2005 maturities on these notes are:

          2006                                     $  1,548,621
          2007                                        1,283,017
          2008                                          738,679
          2009                                          475,417
          2010 and thereafter                           274,763
                                                   ------------
                                                      4,320,497
         Less: current portion                       (1,548,621)
                                                   ------------
                                                   $  2,771,876

     In addition, the Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three-year promissory note in the amount of $314,047. The agreement was dated February 27, 2004, with payments commencing March 2004. The balance at January 31, 2005 outstanding under this note is $227,416 of which $103,577 is reflected as current liabilities.


NOTE 9-  NOTE PAYABLE - BANK

     The Company has a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. As of April 30, 2004, this loan was paid off.


NOTE 10- NOTES PAYABLE - RELATED PARTIES

     The Company has notes payable with a stockholder/employees/officers in the amount of $75,514 at January 31, 2005. These notes have no stated interest rates or repayment terms. Therefore the Company has classified them as current liabilities.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has authorized 20,000,000 shares of $0.001 par value common stock. At January 31, 2005 and 2004, the Company had 15,698,014 and 15,698,014 shares of common stock issued and outstanding, respectively.

     The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At January 31, 2004 and 2003, the Company had 187,389 and 0 shares of preferred stock issued and outstanding, respectively. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. Out of the $1,001,000, there remains $952,500 as a subscription receivable. This amount was received in February 2004. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of January 31, 2005 and 2004, no preferred shares have been converted.

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

     There were no options or warrants granted, exercised or expired by the Company for the three months ended January 31, 2005 and 2004, nor does the Company have any options or warrants outstanding.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 12- COMMITMENTS

Leases

     The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2003, and was renewed for another year. Payments under these leases were $7,599 and $4,976 for the three months ended January 31, 2005 and 2004 respectively.


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

     At January 31, 2005 and 2004, deferred tax assets consist of the following:

                                                     2005           2004
                                                    ---------      ---------
        Net operating loss carryforwards            $ 874,000      $ 748,000
        Less:  valuation allowance                   (874,000)      (748,000)
                                                    ---------      ---------
                                                    $     -0-      $     -0-

     At January 31, 2005 and 2004, the Company had a federal net operating loss carryforward in the approximate amounts of $2,913,489 and $2,266,696, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                            JANUARY 31, 2005 AND 2004


NOTE 14- GOING CONCERN

     As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended January 31, 2005 and 2004 and for years ended October 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

     Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

     The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements"

Overview

     We market aggregated energy management services to the long- term care industry and recently started marketing our services to the hospitality industry including developing a comprehensive energy management program for the
Facilities which is paid directly from savings generated by energy system improvements. Our program consists of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and Ozone Laundry Systems ("OLS"). In addition, the long term care and hospitality facilities ("Facility") are able to fund these renovations through their monthly energy savings with minimal or no out-of-pocket costs to the Facility. Specifically, we formed strategic alliances with various lenders, such as Charter Management, LLC ("Charter") to provide funding to the Facilities througth the Gatekeeper Program. In addition, we reached an understanding with U.S. Energy Capital ("US Capital"), and Facility Capital Corporation ("Facility Capital") to provide the Facility with equipment leasing alternatives for these energy conservation projects. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing. We expect our growth to come from our ability to continue to assist Facilities to finance their energy conservation projects and the growing need for the Facilities to reduce their operating expenses.

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

Revenues

     Our total revenues for the three months ended January 31, 2005 decreased from 323,421 to 250,747, a decrease of $72,674 or approximately 22.47% from the comparable period in fiscal year 2004. Revenues are lower due to decrease in sales as a result of us not being able to provide sufficient funding sources to the Facilities and our sales force closing less jobs in the lighting area. We are searching for additional funding sources to enable us to obtain additional lighting contracts. We have also established leasing programs with two different leasing companies, US Capital and Facility Capital, to provide alternative funding sources for the Facilities. As a result, our sales force can now market a lease option, in additional to the Gatekeeper, to the Facilities.

     We recognize revenue when the services are rendered. At that time, the funding source is invoiced and we record revenue on our books. Our revenues vary from period to period based upon the success of our sales force in closing jobs which then have to be approved by the funding source before implementation. Our primary sources of revenue are ozone jobs and lighting jobs which account for approximately 79% of our overall revenue.

     As with any product or service that is sold in the market place, we have seen more competition in recent months, and have been forced to reduce our selling prices to capture business. We have also been negotiating with larger chains of nursing homes and assisted living facilities, thereby having to offer lower selling prices which have also adversely affected gross margins.

     Our revenues derived from Lighting Upgrades and Ozone Jobs was $198,171 and $291,756 for the three months ended January 31, 2005 and 2004. Our remaining revenues consists of Management Revenue of $33,351 and $31,665 for the three months ended January 31, 2005 and 2004, representing 13% and 9% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities. In addition, we realized energy management revenues of $19,225 and $0 for the three months ended January 31, 2005 and 2004, representing 8% and 0% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs.

Cost of Sales

     The cost of goods sold as a percentage of sales for the three months ended January 31, 2005 was approximately 39% of sales as compared to approximately 44% for the comparable periods in fiscal 2004.

     In addition, the Company's gross margin decreased while the direct costs remained constant. Ozone projects have a higher profit margin due to less competition in the market and the Company's ability to set pricing The gross profit for the three months ended January 31, 2005 and 2004 were $153,762 and $180,212, representing 61% and 55% of Revenues respectively.

Operating Expenses

     Selling Expenses for the three months ended January 31, 2005 and 2004 were $99,358 and $99,763. General and Administrative Expenses for the three months ended January 31, 2005 and 2004 were $191,163 and $154,747. General and Administrative Costs increased due to legal and accounting expenses incurred to prepare, review and submit SEC reports and an additional administrative costs associated with the billing and review of the Loans Receivables from Facilities.

     Total Operating Expenses for the three months ended January 31, 2005 and 2004 were $292,527 and $256,516.

Interest Expense

     Interest expense for the three months ended January 31, 2005 and 2004 were ($12,965) and ($2,433).

Net Income/Loss

     Net Loss for the three months ended January 31, 2005 and 2004 were $148,979 and $78,737.

Assets and Liabilities

     Assets were  $4,477,323 and $5,754,882 as of January 31, 2005 and 2004. Our
assets consisted primarily of accounts receivable with a value of $270,272 and $279,816 and notes receivable in the amount of $3,781,380 and $4,892,009 respectively. There is a significant swing in the accounts receivable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year.

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

     Total Current Liabilities as of January 31, 2005 and 2004 were $2,149,633 and $2,706,571. Long Term Debt, less current portion was $2,771,877 and $3,798,205, respectively. There is a significant swing in the accounts payable due to a decision by management to net the accounts receivable due from facilities and accounts payable due to lender in 2004. This change was not materially different from year to year. The majority of our payables represent pass through amounts. We record the utility invoices as a liability when the invoices are created and offset when we receive the payments reform the Facilities; therefore, there have not been any timing differences.

     There are no other obligations other than those disclosed in the financial statements.

Financial Condition, Liquidity and Capital Resources

     At January 31, 2005 and 2004 the Company had cash and cash equivalents of $47,928 and $22,572. While our working capital has increased from the comparable period in fiscal 2004, there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

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

     We have short term liquidity problems which are being addressed by revising internal procedures for faster job approvals to hasten the process and fund the projects faster. We are also contacting local banks to obtain additional short term financing via an extended credit line, but no commitments have been made to date. For long term liquidity, we believe that we will need to raise additional capital or experience increased revenues to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

     We are taking steps to insure our continued operations by trying to raise additional equity, and also looking into incurring additional debt to improve our cash flow. We believe that even if additional equity or additional debt cannot be secured, we will have a reasonable chance of being able to continue in operations for the twelve months following the most recent balance sheet presented.

Critical Accounting  Policies

     National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. On October 19, 2001 ("Exchange Date"), we entered into an Agreement And Plan of Share Exchange (the "Share Exchange") with National Energy Services Company, Inc., an unaffiliated New Jersey Corporation ("NESNJ"). Pursuant to the Share Exchange, the NESNJ shareholders were issued 10,000,000 shares of our common stock, par value $0.001, in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ. As part of the Share Exchange, John
A. Grillo, our President, received 3,333,300 shares of our common stock. Prior to the Share Exchange, our authorized capital stock consisted of 20,000,000 shares of common stock, par value $0.001, of which 1,700,000 shares were issued and outstanding and 1,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding. All outstanding shares of common stock were fully paid and non assessable, free of liens, encumbrances, options, restrictions and legal or equitable rights of others not a party to the Share Exchange. The Share Exchange called for the resignation of our original officers and directors, who no longer have any continued involvement with us, and the appointing of a new board and officers. John A. Grillo was appointed our sole officer and director. As of the Exchange Date, NESNJ became a wholly-owned subsidiary of us. For accounting purposes, the transaction was treated as a reverse acquisition under the purchase method of accounting. Accordingly, NESNJ will be treated as the continuing entity for accounting purposes and the financial statements presented herein are those of NESNJ.

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

     We are obligated to the following cash outflows at January 31, 2005:

                                          Less than                                After 5
Contractual Obligations       Total        1 Year       1-3 Years      4-5 Years    Years
-------------------------  -----------  ------------  --------------  -----------  -------
Loans Payable -
Stockholder/employee           $75,513       $75,513              $0           $0       $0
                           ===========  ============  ==============  ===========  =======

Bank Term Loan                      $0            $0              $0           $0       $0
                           ===========  ============  ==============  ===========  =======

PPL and Charter Term
Loans                       $4,320,497    $1,548,621      $1,283,017   $1,214,096 $274,763
                           ===========  ============  ==============  =========== ========

Short Term Line of Credit     $109,522      $109,522         $88,093           $0       $0
                           ===========  ============  ==============  =========== ========

Operating Leases                $6,852         $6852           $6852           $0       $0
                           ===========  ============  ==============  =========== ========

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

                                     PART II

                                OTHER INFORMATION


Item 1   Legal Proceedings

     None.


Item 2   Unregistered sale of equity securities and use of proceeds

     There have been no changes in securities during this reporting period.


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None


Item 5   Other information

     The Company is in the process of negotiating an agreement with PPL to have various accounts receivables and related accounts payables transferred to PPL in exchange for a reserve account to be established in the amount of $300,000 over a ten (10) year period. As of this filing date, this agreement has not finalized.


Item 6   Exhibits and reports on Form 8-K

Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number          Description


31.1     *     Certification of the Chief Executive  Officer,  dated  March  17,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     *     Certification of the Chief Financial  Officer,  dated  March  17,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     *     Certification of the Chief Executive  Officer,  dated  March  17,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     *     Certification of the Chief Financial  Officer,  dated  March  17,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------

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