Form 10QSB
period 2005-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2005-06-20
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to________

Commission file number 000-50089


                     NATIONAL ENERGY SERVICES COMPANY, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Nevada                                                52-2082372
----------------------------------                      -----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                           Identification No.)


   3153 Fire Road, Suite 2C
   Egg Harbor Township, NJ                                     08234
----------------------------------                      -----------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number: (800) 758-9288


     ----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 31, 2005, there were approximately 15,698,014 shares of the Issuer's common stock, par value $0.001 per share outstanding and 103 stockholders.


Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X].

                     NATIONAL ENERGY SERVICES COMPANY, INC.

                 Form 10-QSB for the period ended April 30, 2005


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

     When used in this quarterly report, the terms "National Energy," "NES," "we," "our," and "us" refers to National Energy Services Company, Inc. a Nevada corporation, and our subsidiaries.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1 Financial Statements

     Consolidated Balance Sheet as at April 30, 2005 (unaudited)

     Consolidated Statement of Operations for the six months ended April 30, 2005 (unaudited) and April 30, 2004

     Consolidated Statement of Cash Flows for the six months ended April 30 , 2005 (unaudited) and April 30, 2004

     Notes to Consolidated Financial Statements (unaudited) as of April 30, 2005

Item 2 Management's Discussion and Analysis or Plan of Operations

Item 3 Controls and Procedures


                          PART II. - OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3 Defaults upon senior securities

Item 4 Submission of matters to a vote of security holders

Item 5 Other information

Item 6 Exhibits and reports on Form 8-K

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            INDEX TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at April 30, 2005 (Unaudited)..........F-1

Condensed  Consolidated  Statements of  Operations  for the six and three months ended April 30, 2005 and 2004 (Unaudited)...................................F-2

Condensed  Consolidated  Statements of Cash Flows for the six months ended April
30, 2005 and 2004 (Unaudited)...............................................F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)............F-5



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                     National Energy Services Company, Inc.
                           Consolidated Balance Sheet
                                 April 30, 2005
                                   (unaudited)

                                         ASSETS

Current Assets:

  Cash and cash equivalents                                                     $             41,916
  Accounts receivable, net                                                                     5,357
  Notes receivable - related parties                                                         221,559
  Notes receivable - other, current portion                                                  405,203
  Prepaid expenses and other current assets                                                   27,697
                                                                                --------------------
    Total Current Assets                                                                     701,732
                                                                                --------------------

  Fixed assets, net of depreciation                                                            9,657
  Notes receivable - other, net of current portion                                           737,360
  Other assets                                                                               237,568
                                                                                --------------------
TOTAL ASSETS                                                                    $          1,686,317
                                                                                ====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                                        $             28,572
  Accounts payable and accrued expenses                                                      620,265
  Notes payable - related parties                                                             67,844
  Current portion of long-term debt                                                          438,879
                                                                                --------------------
      Total Current Liabilities                                                            1,155,560
                                                                                --------------------

Note payable - bank, net of current portion                                                   73,807
Long-term debt, net of current portion                                                     1,046,796
                                                                                --------------------
      Total Liabilities                                                                    2,276,163
                                                                                --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A, $.001 Par Value, 500,000 shares authorizeed,
    187,389 shares issued and outstanding                                                        187
  Common Stock, $.001 Par Value; 20,000,000 shares authorized and
     15,698,014 shares issued and outstanding                                                 15,698
  Additional Paid-in Capital                                                               2,453,417
  Deficit                                                                                (3,059,148)
                                                                                --------------------
      Total Stockholders' Equity (Deficit)                                                  (589,846)
                                                                                --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $          1,686,317
                                                                                ====================

                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     National Energy Services Company, Inc.
                 Condensed Consolidated Statements of Operations
           for the six and three months ended April 30, 2005 and 2004
                                   (Unaudited)

                                                           SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                      APRIL 30,          APRIL 30,           APRIL 30,          APRIL 30,
                                                         2005               2004                2005              2004
                                                  ------------------- ----------------   ------------------  ---------------
OPERATING REVENUES
  Equipment sales                                 $           268,425    $     347,298    $          70,254    $      55,542
  Management revenue                                           45,127           41,695               11,776           10,030
  Energy management revenue                                    24,925           36,750                5,700           36,750
  Miscellaneous                                                71,514                -               71,514                -
                                                  ------------------- ----------------   ------------------  ---------------
                                                              409,991          425,743              159,244          102,322

COST OF SALES                                                 118,065          261,240               21,080          118,031
                                                  ------------------- ----------------   ------------------  ---------------

GROSS PROFIT (LOSS)                                           291,926          164,503              138,164          (15,709)
                                                  ------------------- ----------------   ------------------  ---------------

OPERATING EXPENSES
   Selling expenses
                                                              203,797          172,318              104,439           72,555
   General and administrative expenses
                                                              361,503          386,303              170,340          231,556
   Depreciation and amortization
                                                                3,846            4,012                1,840            2,006
                                                  ------------------- ----------------   ------------------  ---------------

       Total Operating Expenses                               569,146          562,633              276,619          306,117
                                                  ------------------- ----------------   ------------------  ---------------

LOSS BEFORE OTHER INCOME
(EXPENSE)                                                    (277,220)        (398,130)            (138,455)        (321,826)

OTHER INCOME (EXPENSE)
   Miscellaneous income                                         6,711                -                3,960                -
   Interest expense                                           (24,129)         (23,026)             (11,164)         (20,593)
                                                  ------------------- ----------------   ------------------  ---------------

       Total Other (Expense)                                  (17,418)         (23,026)              (7,204)         (20,593)
                                                  ------------------- ----------------   ------------------  ---------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                                 (294,638)        (421,156)            (145,659)        (342,419)

Provision for Income Taxes                                          -                -                    -                -
                                                  ------------------- ----------------   ------------------  ---------------

NET LOSS APPLICABLE TO COMMON
SHARES                                            $          (294,638)$       (421,156)  $         (145,659) $      (342,419)
                                                  =================== ================   ==================  ===============

NET LOSS PER BASIC AND DILUTED
SHARES                                            $             (0.02)$          (0.03)  $            (0.01) $         (0.02)
                                                  =================== ================   ==================  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     15,698,014       15,681,347           15,698,014       15,698,014
                                                  =================== ================   ==================  ===============


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
                     FOR THE SIX MONTHS ENDED APRIL 30, 2005
                                   (unaudited)

                                                                                      2005                 2004
                                                                                -----------------     ----------------

CASH FLOW FROM OPERTING ACTIVIITES

   Net loss                                                                     $        (294,638)    $       (421,156)
                                                                                -----------------     ----------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation                                                                           3,846                4,012
     Common stock issues for services                                                           -                8,400

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                           (93,373)              16,897
     (Increase) in prepaid expenses and other current assets                               46,288              (35,085)
     (Increase) in other assets                                                           (48,403)              (4,400)
     Increase (decrease) in accounts payable and
       and accrued expenses                                                               374,023             (607,760)
                                                                                -----------------     ----------------

Total adjustments                                                                         282,381             (617,936)
                                                                                -----------------     ----------------

     Net cash (used in) operating activities                                              (12,257)          (1,039,092)
                                                                                -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                                                  -               (1,911)
   Net amounts received from notes receivable - related party                              63,294               55,477
   Net amounts received from notes receivable                                           2,990,680             (292,162)
                                                                                -----------------     ----------------

      Net cash (used in) investing activities                                           3,053,974             (238,596)
                                                                                -----------------     ----------------


                 The accompanying condensed consolidated notes
                are an integral part of the financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW (CONTINUED)
                     FOR THE SIX MONTHS ENDED APRIL 30, 2005
                                   (unaudited)


                                                                                      2005                 2004
                                                                                -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances and subscriptions receivable           $               -     $      1,001,000
    Repayment of line of credit                                                                 -              (26,191)
    Repayment of note payable - bank                                                      (14,286)              (4,648)
    Net proceeds from (reduction of) long-term debt                                    (3,045,681)             592,823
    Net reduction of note payable - related party                                         (13,057)             (83,170)
       Net cash provided by (used in) financing activities                             (3,073,024)           1,479,814
                                                                                -----------------     ----------------

NET INCREASE (DECREASE)  IN
    CASH AND CASH EQUIVALENTS                                                            (31,307)              202,126

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                    73,223               45,656
                                                                                -----------------     ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $         41,916      $        247,782
                                                                                =================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                            $         24,129      $         23,026
                                                                                =================     ================
    Income taxes                                                                $           2,225     $            795
                                                                                =================     ================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for:

    Services                                                                    $               -     $          8,400
                                                                                =================     ================

    Conversion of line of credit to bank loan                                   $               -     $        128,570
                                                                                =================     ================

    Debt incurred for establishment of bad debt reserve                         $         129,147     $              -
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

Revenue Recognition (Continued)

The products and services offered in the Energy Gatekeeper Program include:

     -    OLSS (Ozone Laundry Support System)
     -    Lighting Upgrades
     -    Mechanical Systems (HVAC)
     -    Water/Sewer Conservation Methods
     - Acquiring On Generation & Asset Management Energy Supply Procurement Management

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

The Company received 5% of the gross project cost as a sales commission on all projects specified and managed by PP&L, which are referred by the Company. These commissions received by the Company are recorded in its condensed consolidated statements of operations under management revenues. The Company recognizes the commissions in accordance with the agreement with PP & L.PP&L. The Company has not negotiated these commission agreements with PP & LPP&L in over one year. All remaining commissions earned are part of the original contracts the Company had entered into with PP & L,PP&L, and are not a material component of management revenues.

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

After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company had forwarded payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. As of the beginning of its fiscal year, the Company no longer is making payments to the suppliers of energy, however is still performing the management portion of its engagement.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                         April 30,    April 30,
                                                          2005          2004
                                                         ---------    ---------

      Net Loss                                           ($294,638)   ($421,156)
                                                         ---------    ---------
      Weighted-average common shares
            outstanding (Basic)                         15,698,014   15,681,347

      Weighted-average common stock equivalents:
            Stock options and warrants                           -            -
                                                                 -            -

      Weighted-average common shares
            outstanding (Diluted)                       15,698,014   15,681,347
                                                        ==========   ==========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. As of April 30, 2005 and 2004, the Company had no options or warrants outstanding.

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,249 and $3,792 for the six months ended April 30, 2005 and 2004, respectively.

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

Provision for Bad Debt

The allowance for uncollectible accounts and notes receivable are based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. Customer's credit ratings are evaluated prior to entering into any revenue agreements. The Company recorded a recovery of prior debts written off in the amount of $71,514 for the six months ended April 30, 2005.

Reclassifications

Certain amounts for the six months ended April 30, 2004 have been reclassified to conform to the presentation of the April 30, 2005 amounts. The reclassifications have no effect on net loss for the six months ended April 30, 2004.

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

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on it's' results and financial position.


NOTE 3-  FIXED ASSETS

Fixed assets consist of the following at April 30, 2005:

            Office equipment                                 $     29,793
            Furniture and fixtures                                  2,107
            Leasehold improvements                                  2,900
                                                             ------------
                                                                   34,800

              Accumulated Depreciation                            (25,143)
                                                             ------------

                                             Total           $      9,657
                                                             ============

Depreciation expense was $3,846 and $4,012 for the six months ended April 30, 2005 and 2004.

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

Additionally, the monthly project financing costs are added into the consolidated invoice. This makes for a "seamless" bill that includes the costs of conventional utilities, as well as the amortized costs of the energy-saving equipment. After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company forwards payment to the individual energy suppliers for the actual cost of energy and makes the payment to the financing institution that supplied the capital for the installation of the energy efficient upgrades. The notes correspond to long-term debt with Charter Management (see Note 8).

The maturity of these notes receivable in the next five years and in the aggregate are:

     Period Ending April 30:

                  2006                                       $    405,203
                  2007                                            334,910
                  2008                                            265,087
                  2009                                            128,542
                  2010                                             8,821
                                                              -----------
                                                                1,142,563
                  Less: current portion                          (405,203)
                                                              -----------

                  Notes receivable - other, net of
                     current portion                          $   737,360
                                                              ===========

NOTE 5-  NOTES RECEIVABLE - RELATED PARTIES

The Company has entered into certain notes receivable from related parties during the course of the past few years. The notes do not stipulate a repayment date and therefore management of the Company has treated them as due on demand and have classified them as current assets on their condensed consolidated balance sheets. These notes receivable carry no stated interest rate. Related party balances in the form of notes receivable are amounts due from employees, officers and directors. The notes receivable - related parties due the Company at April 30, 2005 is $221,559.


NOTE 6-  ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. Also included in accounts receivable are amounts due from the long-term care facility for their utility payment net of amounts due the utility company by the Company. At April 30, 2005 the Company has $5,357 outstanding, net of allowance of $59,618.

NOTE 7-  LINE OF CREDIT

The Company had a $200,000 demand line of credit, which carries an interest rate of the issuing bank's prime rate plus 1%. During 2004, the Company converted the line of credit into a three-year term loan. At April 30, 2004, there was no balance owed on the line of credit. The line of credit was secured by substantially all corporate assets and a shareholder/officer guarantee.


NOTE 8-  LONG-TERM DEBT

As noted in Note 4, the Company, under the Gatekeeper contract is a party to the loans that are provided for the equipment purchase. The Company receives payments by the facilities and in turn remits those over to the provider, PP & LPP&L and Charter.

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

At April 30, 2005 long-term debt consists of:

   Charter    Management   term   loans,   five   year   terms,
         corresponding with notes receivable (see Note 4)         $    1,142,563

   PP & L, promissory note, three years                                  215,545

   PP & L, bad debt reserve fund                                         127,567

         Net long term loans payable                               $   1,485,675
                                                                   =============

The Company entered into a settlement agreement with PP&L for aged payables that have been consolidated into a three-year promissory note in the amount of $314,047. The agreement is dated February 27, 2004, with payments commencing March 2004. The balance at April 30, 2005 outstanding under this note is $215,546 of which $24,698 is reflected as current liabilities.

Effective March 1, 2005, the Company entered into an agreement with PP&L in which PP&L has released the Company from liability under the Security Notes as it relates to the Energy Gatekeeper Program. PP&L has agreed that they will assume all liability in the collection and payment process from the individual vendors. However, the Company has contracted to fund a reserve in the amount of $129,147 payable over 10 years with an imputed interest rate of 6%. As of April 30, 2005, the balance on this note is $127,567, of which $9,721 is reflected as current liabilities.

NOTE 9-  NOTE PAYABLE - BANK

The Company had a bank note, payable $775 per month, principal and variable interest at prime plus 2% through April 2004, secured by substantially all corporate assets. As of April 30, 2004, this loan was paid off.

The Company converted their line of credit into a term loan and at April 30, 2005, there remains $102,379 outstanding under this note of which $28,572 is reflected as current liabilities.


At April 30, 2005 maturities on these notes are:

              2006                                     $     438,879
              2007                                           372,031
              2008                                           440,198
              2009                                           140,233
              2010 and thereafter                             94,334
                                                       -------------
                                                           1,485,675
             Less: current portion                           438,879
                                                       -------------
                                                       $   1,046,796


NOTE 10- NOTES PAYABLE - RELATED PARTIES

The Company has notes payable with stockholder/employees/officers in the amount of $67,844 at April 30, 2005. These notes have no stated interest rates or
repayment   terms.   As  such,  the  Company  has  classified  them  as  current liabilities.


NOTE 11- STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At April 30, 2005, the Company had 15,698,014 shares of common stock issued and outstanding, respectively.

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At April 30, 2005 and 2004, the Company had 187,389 shares of preferred stock issued and outstanding. In October 2003, the Company converted $663,703 in related party note payables from a shareholder into the 78,702 shares. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of April 30, 2005 and 2003,2004, no preferred shares had been converted.

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

There were no options or warrants granted, exercised or expired by the Company for the three months ended April 30, 2005 and 2004; nor does the Company have any options or warrants outstanding.


NOTE 12- COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. The Company has signed a two-year lease for the office space effective May 1, 2005 for a monthly fee of $1,876. The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2003, and was renewed for another year. The company abandoned the office upon the expiration of the lease. Payments under these leases were $13,098 and $16,058 for the six months ended April 30, 2005 and 2004 respectively.


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

At April 30, 2005, deferred tax assets consist of the following:

          Deferred tax assets                         $  917,745
          Less:  valuation allowance                    (917,745)
                                                      ----------

          Net deferred tax assets                     $      -0-
                                                      ==========

At April 30, 2005, the Company had accumulated deficits in the approximate amount of $3,059,148 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 14- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended April 30, 2005 and 2004 and for years ended October 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management  states that they are confident that they can improve  operations and
raise  the  appropriate   funds  needed  through  the   advancements  in  energy
conservation over the past year.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.








                [Balance of this page intentionally left blank.]

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this Quarterly Report.

Overview
     We market aggregated energy management services to the long- term care industry and recently started marketing our services to the hospitality industry including developing a comprehensive energy management program for the
Facilities which is paid directly from savings generated by energy system improvements. Our program consists of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and Ozone Laundry Systems ("OLS"). In addition, the long term care and hospitality facilities ("Facility") are able to fund these renovations through their monthly energy savings with minimal or no out-of-pocket costs to the Facility. Specifically, we formed strategic alliances with various lenders, such as Charter Management, LLC ("Charter") to provide funding to the Facilities through the Gatekeeper Program. In addition, we utilize U.S. Energy Capital ("US Capital"), and Facility Capital Corporation ("Facility Capital") to provide the Facility with equipment leasing alternatives for these energy conservation projects. These are unrelated third parties who provide equipment services for our clients. This association creates a common structure that packages an energy upgrade and several energy management services within a long-term energy supply contract, assuring customers of continuing competitive pricing. We expect our growth to come from our ability to continue to assist Facilities to finance their energy conservation projects and the growing need for the Facilities to reduce their operating expenses.

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

Revenues
     Our total revenues for the six months ended April 30, 2005 decreased from 425,743 to 409,991, a decrease of $15,752 or approximately 4.0% from the comparable period in fiscal year 2004. Revenues are lower due to decrease in sales as a result of us not being able to provide sufficient funding sources to the Facilities and our sales force closing fewer jobs in the lighting area. We are searching for additional funding sources to enable us to obtain additional lighting contracts. We have also established leasing programs with two different leasing companies, US Capital and Facility Capital, to provide alternative funding sources for the Facilities. As a result, our sales force can now market a lease option, in additional to the Gatekeeper, to the Facilities.

     We recognize revenue when the services are rendered. At that time, the funding source is invoiced and we record revenue on our books. Our revenues vary from period to period based upon the success of our sales force in closing jobs which then have to be approved by the funding source before implementation. Our primary sources of revenue are ozone jobs and lighting jobs which account for approximately 65% of our overall revenue.

     As with any product or service that is sold in the market place, we have seen more competition in recent months, and have been forced to reduce our selling prices to capture business. We have also been negotiating with larger chains of nursing homes and assisted living facilities, thereby having to offer lower selling prices which have also adversely affected gross margins.

     Our revenues derived from Lighting Upgrades and Ozone Jobs was $268,425 and $347,298 for the six months ended April 30, 2005 and 2004. Our remaining revenues consists of Management Revenue of $45,127 and $41,695 for the six months ended April 30, 2005 and 2004, representing 11% and 10% of Revenues respectively. This Management Revenue is the administrative handling charges for processing the invoices from the utility companies for nursing homes and assisted living facilities. In addition, we realized energy management revenues of $24,925 and $36,750 for the six months ended April,30 2005 and 2004, representing 6% and 9% of Revenues respectively. The energy management revenues are for monthly monitoring of facility utility invoices to ensure proper billing via correct charges and appropriate tariffs. Miscellaneous Income was $71,514 and $0 for the six months ended April 30,2005 and 2004. This represents the recovery of prior debts written off.

Cost of Sales
     The cost of goods sold as a percentage of sales for the six months ended April 30, 2005 was approximately 29% of sales as compared to approximately 61% for the comparable periods in fiscal 2004, The costs of goods sold decreased due to the company's reduced sales volume. This decrease is also due to the company seeking out more competitive pricing for its supplies.

     Ozone projects have a higher profit margin due to less competition in the market and the Company's ability to set pricing The gross profit for the six months ended April 30, 2005 and 2004 were $291,926 and $164,503, representing 71% and 39% of Revenues respectively.

Operating Expenses
     Selling Expenses for the six months ended April 30, 2005 and 2004 were $203,797 and $172,318. General and Administrative Expenses for the six months ended April 30, 2005 and 2004 were $361,503 and $386,303. General and Administrative Costs decreased due to various cost saving measures instituted by management. The labor force was reduced which reduced salaries, taxes and benefits. Each line item of the income statement was reviewed and costs were reduced where feasible.

     Total Operating Expenses for the six months ended April 30, 2005 and 2004 were $569,146 and $562,633.

Interest Expense
     Interest expense for the six months ended April 30, 2005 and 2004 was 17,418 and 23,026. Interest expense has decreased due to the settlement agreement signed with PPL. The term of the loan repayment has been extended and the interest rate decreased.

Net Income/Loss
     Net Loss for the six months ended April 30, 2005 and 2004 was $294,638 and $421,156.

Assets and Liabilities
     Assets were  $1,686,317  and  $5,772,481 as of April 30, 2005 and 2004. Our
assets consisted primarily of accounts receivable with a value of $5,357 and $166,388 and notes receivable in the amount of $1,142,563 and $4,814,694 respectively. The significant decrease in Assets and specifically Notes Receivable is a direct result of an agreement signed with PPL in which PPL has released the Company from liability under the Security Notes as it relates to the Energy Gatekeeper Program. PPL has agreed to assume all liability in the collection and payment process from the individual customers. The Company has contracted to fund a reserve in the amount of $129,147 payable over 10 years with an imputed interest rate of 6%. As of April 30, 2005, the balance of this note was $127,567, of which $9,721 is reflected in current liabilities. The agreement is effective March 1,2005. The remaining notes receivable are the notes connected to the Charter Management loans receivable.

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

     Total Current Liabilities as of April 30, 2005 and 2004 were $1,155,560 and $2,196,304. Long Term Debt, less current portion was $1,046,796 and $3,615,992, respectively.. The significant decrease in Liabilities and specifically Notes Payable is a direct result of an agreement signed with PPL in which PPL has released the Company from liability under the Security Notes as it relates to the Energy Gatekeeper Program. PPL has agreed to assume all liability in the collection and payment process from the individual customers. The Company has contracted to fund a reserve in the amount of $129,147 payable over 10 years with an imputed interest rate of 6%. As of April 30, 2005, the balance of this note was $127,567, of which $9,721 is reflected in current liabilities. The agreement is effective March 1,2005. The remaining notes payable are the notes connected to the Charter Management loans payable.

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

Financial Condition, Liquidity and Capital Resources

     At April 30, 2005 and 2004 the Company had cash and cash equivalents of $41,916 and $247,782. This significant decrease in cash and cash equivalents was a result of the Company using these funds in connection with its daily operations.

     Our working capital as of April 30, 2005 and 2004 was ($453,828) and $74,380. This decrease in working capital from the comparable period in fiscal 2004 was a result of a decrease in cash, accounts receivable and other assets. There can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

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

     We have short term liquidity problems which are being addressed by revising internal procedures for faster job approvals to hasten the process and fund the projects faster. We are also contacting local banks to obtain additional short term financing via an extended credit line, but no commitments have been made to date. For long term liquidity, we believe that we will need to raise additional capital or experience increased revenues to continue our operations on a going forward basis; however, as stated above no commitments have been made as of this date.

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

     Share-Based  Payment- In December  2004,  the FASB issued SFAS 123 (revised
2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

     We are obligated to the following cash outflows at April 30, 2005:

                                            Less than                                After 5
    Contractual Obligations      Total       1 Year      1-3 Years     4-5 Years      Years
    -----------------------      -----       ------      ---------     ---------      -----
Loans Payable
        - Stockholder/employee  $   67,844   $   67,844   $        0   $        0   $        0
                                ==========   ==========   ==========   ==========   ==========
PPL Promissory Note                215,545       24,698       26,748      164,099
                                ==========   ==========   ==========   ==========   ==========
PPL Bad Debt Reserve Fund          127,567        9,721       21,491       24,224       72,131
                                ==========   ==========   ==========   ==========   ==========
Charter Term Loans              $1,142,563   $  405,203   $  599,997   $   128542   $    8,821
                                ==========   ==========   ==========   ==========   ==========
Bank Note Payable               $  102,379       28,572   $   28,572   $  164,099   $        0
                                ==========   ==========   ==========   ==========   ==========

Operating Leases                $   46,326   $   23,814   $   22,512   $        0   $        0
                                ==========   ==========   ==========   ==========   ==========

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


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None

Item 5   Other information

     Effective March 1, 2005, the Company entered into an agreement with PP&L in which PP&L has released the Company from liability under the Security Notes as it relates to the Energy Gatekeeper Program. PP&L has agreed that they will assume all liability in the collection and payment process from the individual vendors. However, the Company has contracted to fund a reserve in the amount of $129,147 payable over 10 years with an imputed interest rate of 6%. As of April 30, 2005, the balance on this note is $127,567, of which $9,721 is reflected as current liabilities.


Item 6   Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number          Description


31.1     *     Certification  of  the Chief Executive  Officer,  dated  June 14,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     *     Certification of the  Chief  Financial  Officer,  dated  June 14,
               2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     *     Certification of the  Chief  Executive  Officer,  dated  June 14,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     *     Certification of the  Chief  Financial  Officer,  dated  June 14,
               2005, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------

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


                     National Energy Services Company, Inc.


                   By: /s/ John A. Grillo
                     ----------------------------------------
                     John A. Grillo, President and Director

Date: June 20, 2005