Form 10QSB
period 2005-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2005-09-28
CIK 1165336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2005

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-50089

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)

               Nevada                                52-2082372
      ------------------------------------------------------------------
      (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
       incorporation or organization)

            3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234
            -------------------------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (800) 758-9288


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.   Yes [ ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                            September 21, 2005
                            Common Stock: 15,698,014

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I     FINANCIAL INFORMATION


                     National Energy Services Company, Inc.
                      Condensed Consolidated Balance Sheet
                                July 31, 2005
                                 (unaudited)

                   ASSETS

Current Assets:
 Cash and cash equivalents                    $   120,047
 Accounts receivable, net                         185,194
 Notes receivable - related parties               190,841
 Notes receivable - other, current portion        383,170
 Prepaid expenses and other current assets         23,479
                                                ---------
  Total Current Assets                            902,731
                                                ---------

Fixed assets, net of depreciation                   8,382
Notes receivable - other, net of current
 portion                                          657,328
Other assets                                      226,131
                                                ---------
TOTAL ASSETS                                  $ 1,794,572
                                                =========

The accompanying condensed consolidated notes are an integral part of the financial statements

                    National Energy Services Company, Inc.
                    Condensed Consolidated Balance Sheet
                               July 31, 2005
                                (unaudited)

         LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
 Current Liabilities:
  Current portion of note payable - bank       $   28,572
  Accounts payable and accrued expenses           708,919
  Notes payable - related partiess                 64,494
  Current portion of long-term debt               429,394
                                                ---------
  Total Current Liabilities                     1,231,379
                                                ---------

Note payable - bank, net of current portion        66,664
Long-term debt, net of current portion          1,084,754
                                                ---------
  Total Liabilities                             2,382,797
                                                ---------
STOCKHOLDERS' DEFICIT
 Preferred stock, Series A, $.001 Par Value,
  500,000 shares authorized, 187,389 shares
  issued and outstanding                              187
 Common Stock, $.001 Par Value; 20,000,000
  shares authorized and 15,698,014 shares
  issued and outstanding                           15,698
 Additional paid-in capital                     2,453,417
 Accumulated Deficit                           (3,057,527)
                                                ---------
  Total Stockholders' Deficit                    (588,225)
                                                ---------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT  $ 1,794,572
                                                =========

The accompanying condensed consolidated notes are an integral part of the financial statements

                   National Energy Services Company, Inc.
               Condensed Consolidated Statements of Operations
                For the Nine and Three Months Ended July 31
                                (unaudited)


                             NINE MONTHS ENDED           THREE MONTHS ENDED
                        --------------------------   -------------------------
                         JULY  31,       JULY  31,    JULY  31,     JULY  31,
                           2005            2004         2005          2004
                        ----------      ----------   ----------    ----------
OPERATING REVENUES
 Equipment sales        $  838,308      $  536,652   $  569,884    $  189,354
 Management revenue         51,636          60,110        6,508        18,415
 Energy management
  revenue                   33,411          57,390        8,486        20,640
 Miscellaneous             131,132               -       59,618             -
                         ---------       ---------    ---------     ---------
                         1,054,487         654,152      644,496       228,409
COST OF SALES              424,174         412,714      306,109       151,474
                         ---------       ---------    ---------     ---------
GROSS PROFIT               630,313         241,438      338,387        76,935
                         ---------       ---------    ---------     ---------
OPERATING EXPENSES
 Selling expenses          248,151         284,641       44,354       112,323
 General and
  administrative expenses  640,658         475,453      279,155        89,150
 Depreciation and
  amortization               5,121           5,089        1,276         1,077
                         ---------       ---------    ---------     ---------
Total Operating Expenses   893,930         765,183      324,785       202,550
                         ---------       ---------    ---------     ---------

OPERATING PROFIT (LOSS)   (263,617)       (523,745)      13,602      (125,615)
                         ---------       ---------    ---------     ---------
OTHER INCOME (EXPENSE)
 Miscellaneous income        6,711               -            -             -
 Interest expense          (36,110)        (48,043)     (11,981)      (25,017)
                         ---------       ---------    ---------     ---------
Total Other (Expense)      (29,399)        (48,043)     (11,981)      (25,017)
                         ---------       ---------    ---------     ---------
NET INCOME (LOSS) BEFORE
 PROVISION  FOR TAXES     (293,016)       (571,788)       1,621      (150,632)

Provision for Income
 Taxes                           -               -            -             -
                         ---------       ---------    ---------     ---------
NET INCOME (LOSS)
 APPLICABLE TO COMMON
 SHARES                 $ (293,016)     $ (571,788)  $    1,621    $ (150,632)
                         =========       =========    =========     =========
NET INCOME (LOSS) PER
 BASIC AND DILUTED
 SHARES                 $    (0.02)     $    (0.04)  $     0.00    $    (0.01)
                         =========       =========    =========     =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING            15,698,014      15,698,014   15,698,014    15,698,014
                        ==========      ==========   ==========    ==========

The accompanying condensed consolidated notes are an integral part of the financial statements

                    National Energy Services Company, Inc.
               Condensed Consolidated Statements Of Cash Flows
                     For The Nine Months Ended July 31,
                                (unaudited)

                                                2005             2004
                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   $  (293,016)     $  (571,788)
  Adjustments to reconcile net loss to
   net cash (used in) operating
   activities:
   Depreciation                                   5,121            5,089
   Common stock issues for services                   -            8,400
   Changes in assets and liabilities
    (Increase) decrease in accounts
     receivable                                (142,078)          78,695
    (Increase) decrease in prepaid
     expenses and other current assets          179,653          (14,439)
    (Increase) in other assets                 (137,610)          (9,605)
    Increase (decrease) in accounts payable
     and accrued expenses                       462,675         (581,963)
                                              ---------        ---------
   Total adjustments                            367,761         (513,823)
                                              ---------        ---------
   Net cash provided by (used in) operating
    activities                                   74,745       (1,085,611)
                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                          -           (4,207)
 Net amounts received from notes receivable
  - related party                                94,012           46,054
 Net amounts received from notes receivable   3,062,257           (7,908)
                                              ---------        ---------
   Net cash provided by investing activities  3,156,269           33,939
                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITES
 Proceeds from common stock issuances and
  subscriptions receivable                            -        1,001,000
 Repayment of bank overdraft                          -                -
 Repayment of line of credit                          -          (26,191)
 Repayment of note payable - bank               (21,429)          (9,410)
 Net proceeds from (reduction of) long-term
  debt                                       (3,146,354)         280,573
 Net reduction of note payable - related
  party                                         (16,407)         (91,348)
                                              ---------        ---------
   Net cash provided by (used in) financing
    activities                               (3,184,190)       1,154,624
                                              ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS        46,824          102,952
CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                          73,223           45,656
                                              ---------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD   $   120,047      $   148,608
                                              =========        =========


The accompanying condensed consolidated notes are an integral part of the financial statements

                   National Energy Services Company, Inc.
              Condensed Consolidated Statements Of Cash Flows
                     For The Nine Months Ended July 31,
                               (unaudited)

                                                2005        2004
                                             ---------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 CASH PAID DURING THE PERIOD FOR:
  Interest expense                          $  36,110    $  48,043
                                             ========     ========

  Income taxes                              $   2,225    $     795
                                             ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 ACTIVITIES:
 Issuance of common stock for services      $       -    $   8,400
                                             ========     ========
 Issuance of preferred stock to convert
  notes payable - related parties           $ 663,703    $       -
                                             ========     ========
 Debt incurred for establishment of bad
  debt reserve                              $ 129,147    $       -
                                             ========     ========
 Debt incurred for establishment of
  contingent liability                      $ 140,709    $       -
                                             ========     ========

 Conversion of Line of Credit to bank loan  $       -    $ 128,570
                                             ========     ========


The accompanying condensed consolidated notes are an integral part of the financial statements

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                               (unaudited)

NOTE 1   BASIS OF PRESENTATION
         ---------------------

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements for the year ended October 31, 2004 and the accompanying notes thereto as filed in the Company's Annual Report on Form 10-KSB.
These condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

NOTE 2   NATURE OF BUSINESS
         ------------------

Since 1995 the Company has been engaged in the business of marketing a comprehensive energy management program (the "Program") to the long term care industry. Recently, the Company expanded its business model to market the Program to hospitality facilities as well as long term care facilities (collectively "Facilities"). The Program features an upgrade to the Facility's lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, and an ozone laundry system ("OLS"). The Company offers Facilities several alternatives means of financing the capital cost of Program through arrangements made by the Company with a lending source (Charter Management, LLC) and two leasing companies (U.S. Energy Capital and Facility Capital Corporation).


NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Earnings/(Loss) Per Share of Common Stock

Historical net income /(loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants or upon conversion of convertible preferred stock. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                              (unaudited)

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

The following is a reconciliation of the computation for basic and diluted EPS:

                                   July 31,           July 31,
                                     2005              2004
                                    ------            ------
  Net Loss                        ($293,016)        ($571,788)

  Weighted-average common shares
   outstanding (Basic)           15,698,014        15,698,014

  Weighted-average common stock
   equivalents:                           -                 -

  Weighted-average common shares
   outstanding (Diluted)         15,698,014        15,698,014
                                 ==========        ==========

Convertible preferred stock is not included in the computation of diluted EPS because inclusion would have been anti-dilutive. As of July 31, 2005 and 2004, the Company had no options or warrants outstanding.

Advertising
-----------

Costs of advertising and marketing are expensed as incurred.
Advertising and marketing costs were $2,073 and $5,115 for the nine months ended July 31, 2005 and 2004, respectively.

Provision for Bad Debt
----------------------

The allowance for doubtful accounts and notes receivable are based on the historical experience of the Company and on management's evaluation of the collectibility of the individual outstanding balances. The Company recorded a recovery of prior debts written-off in the amount of $131,132 for the nine months ended July 31, 2005.

Reclassifications
-----------------

Certain amounts for the nine months ended July 31, 2004 have been reclassified to conform to the presentation of the July 31, 2005 amounts. The reclassifications have no effect on net loss for the nine months ended July 31, 2004.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment." FAS 123R replaces FAS No. 123, "Accounting for

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                               (unaudited)

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

Stock-Based Compenasation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its results and financial position.

NOTE 4   FIXED ASSETS
         ------------

Fixed assets consist of the following at July 31, 2005:

         Office equipment             $  29,793
         Furniture and fixtures           2,107
         Leasehold improvements           2,900
                                       --------
                                         34,800
         Accumulated Depreciation       (26,418)
                                       --------
         Total                        $   8,382
                                       ========

Depreciation expense was $5,121 and $5,089 for the nine month periods ended July 31, 2005 and July 31, 2004.

NOTE 5   NOTES RECEIVABLE - OTHER
         ------------------------

The Company has outstanding notes receivable given by Facilities that financed the capital cost of the Company's energy management program through the Charter Management loans offered by the Company.

The maturity of these notes receivable in the next five years and in the aggregate are:

                     2006           $  383,170
                     2007              326,100
                     2008              236,138
                     2009               93,701
                     2010                1,389
                                     ---------
                                     1,040,498
    Less: current portion             (383,170)
                                     ---------
    Notes receivable - other,
     net of  current portion          $657,328
                                     =========

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                                (unaudited)

NOTE 5   NOTES RECEIVABLE - OTHER (Continued)
         -----------------------------------

For each such note receivable, the Company has issued a substantially identical note to Charter Management (see Note 7).

NOTE 6   NOTES RECEIVABLE - RELATED PARTIES
         ----------------------------------

Prior to 2002, the Company entered into lending arrangements with a number of employees, officers and directors, and received notes for the amounts advanced by it. The notes do not stipulate a repayment date. Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate. The notes receivable - related parties due the Company at July 31, 2005 totaled $190,841.

NOTE 7   LONG-TERM DEBT
         --------------
As referenced in Note 4, the Company serves as intermediary in the financing arrangements provided to the Company's clients by Charter Management, LLC. The Company receives a note receivable in the amount of funds provided to the Facility for the equipment purchase. In turn the Company issues a note receivable with substantially identical terms to Charter Management. At July 31, 2005 the notes payable to the Company pursuant to this arrangement totaled $1,040,498, and the notes payable by the Company to Charter Management likewise totaled $1,040,498.

Prior to the current fiscal year PPL Spectrum, Inc. ("PPL") provided financing to the Company's clients in connection with the Company's Energy Gatekeeper Program. Under its arrangement with PPL, the Company executed notes payable to PPL for the amount of the financing, and took notes receivable from the client in like amount. Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL. That transaction reduced the Company's assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company's liabilities by the same amount, representing the Company's obligation on the note released by PPL. At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of July 31, 2005, the balance of the debt was $125,167, of which $9,967 is reflected as a current liability.

In its agreements with PPL, the Company also contracted to fund a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of July 31, 2005, the balance on this obligation was $138,929, of which $11,062 is reflected as current liabilities.

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                               (unaudited)

NOTE 7   LONG-TERM DEBT (Continued)
         -------------------------

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per
annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%. The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2005 outstanding under this note was $209,554 of which $25,195 is reflected as current liabilities.

         At July 31, 2005 long-term debt consisted of:

         Charter Management term loans,
         five year terms, corresponding
         with notes receivable (see Note 4)         $ 1,040,498

         PP & L, promissory note, three years           209,554

         PP & L, bad debt reserve, ten years            125,167

         PPL, bankruptcy reserve, ten years             138,929
                                                      ---------
         Net long term loans payable                $ 1,514,148
                                                      =========

         At July 31, 2005 maturities on these notes are:

                   2006                  $  429,395
                   2007                     375,712
                   2008                     276,792
                   2009                     258,987
                   2010 and thereafter      173,262
                                          ---------
                                          1,514,148
                   Less: current portion    429,395
                                          ---------
                                         $1,084,753
                                          =========

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                               (unaudited)

NOTE 8   NOTE PAYABLE - BANK
         -------------------

The Company has a $200,000 demand line of credit, which during 2004 was converted into a three year term loan at 8% secured by the assets of the Company. As of July 31, 2005, $95,236 remains outstanding on the loan, of which $58,572 is reflected as current liabilities.


NOTE 9   NOTES PAYABLE - RELATED PARTIES
         -------------------------------

The Company has notes payable with employees, officers and a stockholder. The aggregate amount of these obligations was $64,494 at July 31, 2005. These notes have no stated interest rates or repayment terms. As such, the Company has classified them as current liabilities.

NOTE 10  COMMITMENTS
         -----------

Leases
------

The Company currently leases its New Jersey office space for $1,876 per month under a two-year lease that commenced on May 1, 2005.
Until December 31, 2004, the Company also had an office in Pennsylvania under a lease that expired on that date. Lease payments were $18,726 and 25,947 for the nine months ended July 31, 2005 and 2004 respectively.

Future minimum lease payments under non-cancellable leases terms in excess of one year as of July 31, 2005 are as follows:

             For the year ended July 31,
                      2006               $ 22,512
                      2007                 16,884
                                          -------
                                         $ 39,336
                                          =======
NOTE 11  PROVISION FOR INCOME TAXES
         --------------------------

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

                    National Energy Services Company, Inc.
           Notes to Condensed Consolidated Financial Statements
                 Nine Months Ended July 31, 2005 and 2004
                               (unaudited)


consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At July 31, 2005, deferred tax assets consisted of the following:

           Deferred tax assets            $  917,745
           Less:  valuation allowance       (917,745)
                                           ---------
           Net deferred tax assets        $        -
                                           =========

At July 31, 2005, the Company had accumulated deficits in the approximate amount of ($3,057,527) available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12  GOING CONCERN
----------------------

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended July 31, 2005. The Company also incurred substantial net losses for the years ended October 31, 2004 and 2003. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2 - Management's Discussion and Analysis

         CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding National Energy Services, Inc., its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

      > We have not been profitable in recent years. Although we have implemented a number of programs to help us achieve profitability, we do not know yet whether they will be effective.

      > We lack the capital necessary to significantly expand our business. Unless we expand our business sufficiently that our gross profit will exceed our administrative costs, we will not achieve profitability.

      > Expansion of our business will require that we expand our accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent us from becoming profitable.

     Because these and other risks may cause National Energy Services' actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that National Energy Services will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Overview of our Business

     Since 1995 we have been engaged in the business of marketing energy management services to the long- term care industry. Recently we started marketing our services to the hospitality industry as well. We offer the "Facilities" in these industries a comprehensive energy management program, consisting of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and an ozone laundry system.

     Most of the Facilities that we serve are able to amortize the capital cost of our program through the monthly energy savings that our program provides. To assist the Facilities in funding the capital cost, we have formed a strategic alliance with Charter Management, LLC, which offers the Facilities loans for the capital improvements. We have also recently engaged U.S. Energy Capital and Facility Capital Corporation to offer leasing plans to the Facilities. In any of these arrangements, we generally package the loan/lease with several energy management services and a long-term energy supply contract, then provide the Facility a single monthly invoice for its energy usage, energy management services and loan/lease payments. We expect that this recent expansion of the financing options that we offer potential clients will aid our efforts to significantly expand our operations. We expect our business also to be aided by the recent explosive growth in energy costs, which makes the conservation program that we offer proportionately more valuable to the Facilities.

     Since June 2004 we have been field-testing a Web-based online energy management control system under the trademark "Powerweb." The Powerweb system is owned by an Ohio limited liability company whose members are the Chairman and President of National Energy Services. When testing is completed, we will market Powerweb through a licensing arrangement with its owners. We expect Powerweb to be attractive to companies with multi-facility operations, thus gaining us more cost-efficient marketing. We also expect that Powerweb will enable us to expand beyond our current focus on the long-term care and hospitality industries.

     Results of Operations

     Revenue during the nine months ended July 31, 2005 increased 61% compared to the nine months ended July 31, 2004. During the nine months ended July 31, 2005, we realized revenue from four distinct sources:

     Equipment Sales. Our revenue from sales of capital equipment increased 56% over the first nine months of fiscal 2004 to $838,308, and represented 79% of our total revenue for the period. The primary reason for the increase was our installation of over 30 ozone laundry systems for one of the largest owners of long term care facilities, Beverly Healthcare. Since we generally install systems within three months after they are ordered, we carry little or no backlog. We cannot predict, therefore, whether we will maintain the sales level realized in the third quarter of this fiscal year.

     Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services fell 14% from its level in the first nine months of fiscal 2005, and represented 5% of total revenue in the recent nine month period. We expect that the portion of our revenue attributable to invoice management fees will continue to wane, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Energy Management Fees. A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services fell 41% from its level in the first nine months of fiscal 2005, and represented 3% of total revenue in the recent nine month period. As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will continue to wane, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Recovery of Bad Debt. During the nine months ended July 31, 2005 we received payment of $131,132 with respect to receivables from customers that we had previously written-off as uncollectible.

     Recently we have implemented a number of initiatives designed to increase our revenue in coming months. As noted above, we have established relationships with two leasing companies that permit us to offer equipment leasing terms to prospective clients. In addition, we have revised our internal procedures for evaluation of the credit worthiness of potential clients in order to substantially hasten the process, thus enabling our sales staff to close contracts more efficiently. Our expectation is that these initiatives, combined with increased demand for our services due to the recent surge in energy prices, will enable us to expand our operations in the coming months.

     Our gross margin during the nine months ended July 31, 2005 was 60%, compared to 37% gross margin in the first nine months of fiscal 2004. Gross margin in 2004 had been reduced by a number of extraordinary charges incurred in that year. Our expectation is that our gross margin will range between 55% and 60%, depending on product mix and volume of business. Generally, we realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

     If we are successful in increasing our volume of business, our gross margin should increase as well, for a number of reasons. For one, each sale of equipment that we attempt requires that we field surveyors to interested Facilities to determine the potential energy savings so that a cost proposal can be presented to the Facility. We incur that expense whether we close the sale or not, and the expense of failed contracts burdens the gross margin that we realize from our successful marketing efforts. If we are able to close more contracts and at a higher success rate, the burden on gross margin of costs from failed contracts will be proportionately reduced.

     Our operating expenses totaled $893,930, an increase of $128,747 over the nine months ended July 31, 2004. The increase was primarily attributable to the Company's agreement with PPL Spectrum, Inc. ("PPL"), which is discussed below. As part of that arrangement, the Company agreed to guarantee the debts of certain customers whose installations had been financed by PPL and who in June 2005 entered into bankruptcy proceedings. The Company agreed to pay $140,709 over ten years to satisfy those obligations, and recorded the present value of that payment stream as a general and administrative expense in the third quarter of fiscal 2005. The Company also incurred over $62,000 in legal fees and expenses during the recent nine month period, primarily in connection with its negotiations with PPL, which contributed to the increase in general & administrative expense. Partially counterbalancing the increase, however, was the Company's dramatic reduction in indirect marketing costs, which resulted in a $36,490 reduction in selling expenses despite the 61% increase in sales compared to the nine months ended July 31, 2004.

     Interest expense for the nine months ended July 31, 2005 was $36,110, compared to interest expense of $48,043 incurred in the nine months ended July 31, 2004. Interest expense has decreased due to the settlement agreement with PPL that became effective on March 1, 2005, and reduced the interest rate on the Company's obligation to PPL from 18% to 8% per annum.

     The Company incurred a net loss of $293,016 for the nine months ended July 31, 2005, a 49% improvement over the net loss of $571,788 incurred in the nine months ended July 31, 2004. The Company expects to continue to incur losses until its revenue grows to a level at which our gross profit exceeds our administrative costs.

     Liquidity and Capital Resources

     In 2004 PPL Spectrum, Inc. ("PPL") terminated the arrangement under which it had previously provided equipment financing to the Company's customers. Effective March 1, 2005 the Company assigned to PPL all of the notes receivable that arose from customer financing provided by PPL. In turn, PPL released the Company from the corresponding notes payable to PPL. Although the transaction had not material effect on the Company's net worth, the Company's balance sheet was substantially modified. The following table compares the Company's balance sheet at July 31, 2005 to its balance sheet at October 31, 2004, the end of its 2004 fiscal year.

                             July 31, 2005    October 31, 2004
                             -------------    ----------------
     Current Assets          $    902,731        $  2,313,452
     Total Assets            $  1,794,572        $  4,809,103
     Current Liabilities     $  1,231,379        $  2,559,190
     Total Liabilities       $  2,382,797        $  5,104,311

     In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to
PPL:

     - The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2005 outstanding under this note is $209,554 of which $25,195 is reflected as current liabilities.

     - The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of July 31, 2005, the balance of the debt was $125,167, of which $9,967 is reflected as a current liability.

     - The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of July 31, 2005, the balance on this obligation was $138,929, of which $11,062 is reflected as current liabilities.

     Assets were $1,794,572 and $5,322,456 as of July 31, 2005 and 2004.  Our
assets consisted primarily of accounts receivable with a value of $185,194 and $104,590 and notes receivable in the amount of $1,040,498 and $4,530,440 respectively. The significant decrease in Assets and specifically Notes Receivable is a direct result of an agreement signed with PPL in which PPL has released the Company from liability under the Security Notes as it relates to the Energy Gatekeeper Program. PPL has agreed to assume all liability in the collection and payment process from the individual customers.

     Upon the termination of our lending relationship with PPL, we engaged Charter Management LLC to offer equipment loans to our prospective customers. We serve as intermediary on these loans, which puts us in the position of guarantor. Accordingly, the loans are recorded on our balance sheet as notes long-term debt, offset by notes receivable.

     The table below sets forth out debt service obligations as of July 31, 2005. The Charter term loans are totaled separately, since we hold notes receivable from clients that correspond in terms and amount to each note payable to Charter.


Contractual                           Less than               4-5     After 5
Obligations                Total      1 Year    1-3 Years    Years    Years
------------------------------------------------------------------------------
Loans Payable -
Stockholder/employee      $   64,494  $ 64,494  $       0   $      0  $      0
PPL Promissory Note       $  209,554  $ 25,195  $ 184,359   $      0  $      0
PPL Bad Debt Reserve      $  125,167  $  9,967  $  21,815   $ 24,589  $ 68,796
PPL Bankruptcy Reserve    $  138,929  $ 11,062  $  24,214   $ 25,293  $ 76,361
Bank Note Payable         $   95,236  $ 28,572  $  28,572   $ 38,092  $      0
Operating Leases          $   62,254  $ 27,435  $  34,819   $      0  $      0
                          ----------------------------------------------------
TOTAL BEFORE CHARTER
 LOANS                    $  695,634  $166,725  $ 293,779   $ 87,974  $145,157
Charter Term Loans        $1,040,498  $383,170  $ 562,237   $ 95,091  $      0
                          ----------------------------------------------------
TOTAL                     $1,736,132  $549,895  $ 856,016   $183,065  $145,157
                           =========   =======    =======    =======   =======

     Primarily as a result of the capitalization of the Company's obligations to PPL, the Company's working capital deficit has increased by $82,910 since October 31, 2004. The deficit is now $328,648. We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines. We expect that we will continue to have a working capital deficit until we significantly increase revenues. This situation exists primarily because of the losses we have incurred in recent years. But it is also caused in part by our financing arrangements.

     In most of our sales arrangements, we must complete the job, pay for all costs incurred, and obtain a completion certificate before we can submit an invoice for reimbursement to the lender or lessor. Only then will we collect the cash payment for the job. This procedure creates a delay of approximately thirty days before we receive funds. Until we reach a level of operations in which we are completing jobs on a consistent basis, this delay in receiving payment for jobs will impair our ability to fund our operations.

     We plan to finance our future operations through the sale of our products and services. In addition, we are taking steps to insure our continued operations by trying to raise additional equity, and are also looking into incurring additional debt to improve our cash flow. We are also contacting local banks to obtain additional short term financing via an extended credit line. To date, we have no commitments for financing from any source. Nevertheless, we believe that even if additional equity or additional debt cannot be secured, cash flow from our operations will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer (or persons performing similar functions), has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)  Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART II

                            OTHER INFORMATION

Item 1	Legal Proceedings

	None.

Item 2	Changes in securities and small business issuer purchase of
        equity securities

        None.

Item 3	Defaults upon senior securities

        None.

Item 4	Submission of matters to a vote of security holders

	None.

Item 5	Other information

	None.

Item 6	Exhibits

Exhibits

	31	Rule 13a-14(a) Certification
	32	Rule 13a-14(b) Certification

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               National Energy Services Company, Inc.


                               By:  /s/ John Grillo
                               --------------------------------
                               John Grillo
                               President
Date: September 27, 2005
                                    -20-