Form 10KSB
period 2005-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2006-02-14
CIK 1165336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: October 31, 2005

          or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________


                       Commission file number: 0-50089

                    NATIONAL ENERGY SERVICES COMPANY, INC.
           ----------------------------------------------------
           (Exact name of small business issuer in its charter)


             Nevada    					52-2082372
 ----------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

      3153 Fire Road, Suite 2C, Egg Harbor Township, NJ          08234
 ----------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number: (800) 758-9288
                 -----------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                       Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.  Yes [ ]   No [X]

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The issuer's revenues for its most recent fiscal year were $1,090,616.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $0.

The number of shares outstanding of the issuer's common stock, as of February 13, 2006 was 15,698,014.


                 DOCUMENTS INCORPORATED BY REFERENCE:  None


Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                   PART I

            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Report contains certain forward-looking statements regarding National Energy Services, Inc., its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

      * We have not been profitable in recent years. Although we have implemented a number of programs to help us achieve profitability, we do not know yet whether they will be effective.
      * We lack the capital necessary to significantly expand our business. Unless we expand our business sufficiently that our gross profit will exceed our administrative costs, we will not achieve profitability.
      * Expansion of our business will require that we expand our accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent us from becoming profitable.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     National Energy Services Company, Inc. was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet related business. On October 19, 2001, we implemented a share exchange with the shareholders of National Energy Services Company, Inc., an unaffiliated New Jersey corporation ("NESNJ"). Since that date we have been engaged in the business previously carried on by NESNJ.

     Our principal place of business is 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234. Our telephone number at that address is (800) 758-9288.

Business of the Company

     John Grillo, our President, organized NESNJ in 1995 to engage in the business of marketing aggregated energy management services to the long term care industry. Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program (the "Program") for the long term care industry. Recently, we expanded our business model to market the Program to hospitality facilities as well as long term care facilities ("Facilities"). The Program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry systems ("OLS").

     Our Energy Gatekeeper Program ("Gatekeeper") is a combined service and equipment financing contract under which we provide the Facility with all of its energy services. The Facility may obtain new energy-efficient lighting, an ozone laundry support system, HVAC systems and other energy-efficient capital improvements. We price the Gatekeeper so that the Facilities will cover the financing cost of the upgrades through monthly energy savings generated by the energy system improvements. There are minimal or no out-of-pocket costs to the Facility, since the capital costs for the Gatekeeper are funded by a third party lender and typically amortized over a sixty-month period during which we project that the energy savings will equal or exceed the Facility's financing costs.

Financing Arrangements

     We currently offer the Facilities several financing alternatives through various lending sources. Facilities may purchase our upgrade equipment and obtain purchase financing from Charter Management, LLC ("Charter") or they may lease the equipment from U.S. Energy Capital ("US Capital") or Facility Capital Corporation ("Facility Capital").

     Charter is owned by John O'Neill and Deborah O'Neill, who have a controlling equity interest in National Energy Services as well. In 2003 we executed a master agreement with Charter under which Charter offers financing to our customers for the energy upgrades and retrofits that we sell to the Facilities. In each case, Charter has the right to perform a credit analysis of the Facility on which the Project will be performed and to reject any unfit candidate. Charter will also utilize a credit analysis to determine interest rate and term of repayment. Once Charter agrees to fund a Project, we sign a separate Project Loan Agreement with Charter acknowledging our responsibility for all loan payments in the event the Facility defaults. Charter then pays us the contract price for the upgrade as we perform the work. We collect the monthly finance charges from the Facility and may charge a 1% administrative fee in connection therewith. We then use those funds to make the payments due to Charter.

     At the beginning of fiscal year 2005, we developed arrangements in which both Facility Capital and US Capital offer our customers equipment lease financing for the capital equipment involved in the Program. Unlike our arrangement with Charter, in which National Energy Services assumes a direct payment obligation to Charter that we pass through to our customer, Facilities that choose the leasing option become directly indebted to the leasing company.

Principal Products and Services

     The principal products and services offered in the Program are the Ozone Laundry System (OLS), Lighting Upgrades, Mechanical Systems (HVAC), Water/Sewer Conservation Methods and Energy Management.

     Ozone Laundry System (OLS). OLS is a system that can reduce a Facility's laundering costs by more than 50%, primarily by eliminating the need for hot water during the washing process. The OLS injects activated oxygen (ozone) into the wash and rinse water, with the result that the laundry is cleaned and completely disinfected. Ozone is a powerful oxidant that is more effective than chlorine, but without chlorine's dangerous properties. Various studies have shown that using ozone in laundering is far more effective than conventional disinfectants against microorganisms and viruses. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone is only active in cold water; eliminating the need to buy natural gas or other energy sources to heat the water. The savings to the Facility are substantial since laundering expense is one of the most significant expense items in a Facility's budget.

     Lighting Upgrades. We provide Facilities with energy-efficient lighting upgrades or retrofits ("Lighting Upgrades"). The Lighting Upgrades can reduce the Facility's energy consumption and prevent pollution while delivering comparable or better lighting. For example, a Lighting Upgrade in a typical 120 bed nursing home can reduce energy usage by 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400. This calculation of average savings is based on our own engineering studies and actual results in more than 100 installations.

     Although a Lighting Upgrade product may cost slightly more than the standard lighting product it replaces, the energy savings are so significant that any incremental cost is rapidly recovered by the Facility. For example, compact fluorescent light bulbs use 70 percent less energy than standard incandescent light bulbs. By replacing just one 75-watt incandescent light bulb with a 20-watt CFL, a Facility saves approximately $14 a year, assuming the bulb is used for 5,000 hours in the year. Further, compact fluorescent light bulbs last an average of 10,000 hours, compared to only 850 hours for a standard incandescent light bulb.

     Mechanical Systems/HVAC. The installation of state-of-the-art, energy conserving boilers, heating and air conditioning units and other mechanical equipment can improve a Facility's operating efficiency and increase its productivity. Retrofitting outdated systems with new equipment not only saves energy dollars, but reduces repair and maintenance expense. The impact of environmental improvements such as improved air quality and increased comfort levels can make a noticeable positive impact on the Facility's residents and employees.

     The installation of ColdPlus Refrigerant Oil Additive in HVAC units provides highly charged molecules that bond themselves to the compressor bearings and the inner wall of the refrigerant tubing throughout the system. This one molecule thick barrier is 15 times slicker than compressor oil and prevents the compressor oil from baking onto the refrigerant tubing or becoming gel-like. The inner wall of the tubing, now slicker and no longer constricted by the baked-on or gelled oil, returns to its original diameter, allowing the refrigerant to flow uninhibited throughout the system. The refrigerant, now in direct contact with the inner wall of the tubing, transfers the heat much quicker and more efficiently. The free flowing mixture allows the compressor to run with less stress, reducing the amps required to operate the motor by 5% to 9%. It even begins to run quieter. The refrigerant, now directly touching and cooling the inner wall of the tubing, allows the system to achieve colder temperatures with less energy usage. The compressor operates 15% to 30% less, potentially extending its lifespan by 15% to 30%.

     Water and Sewer Conservation. The goal of an effective water conservation project is to reduce usage and maintain or improve the water quality and fixture performance. The installation of low use, optimum performance fixtures is the key to an effective water conservation program. For example, the retrofit of a low-flush toilet can reduce water usage by more than 750,000 gallons annually in the average 120 bed nursing home. This reduction in usage has a significant impact on water/sewer costs. Depending on the local water/sewer rates, the annual savings can be as much as $5,000 per year with equipment life expectancy of 15 to 20 years.

Research & Development:  Web-Based Energy Management

     We have not spent any considerable amount of money on research and development efforts during the last two fiscal years, as the products that we install are manufactured by others.

     Since June 2004 we have been field-testing a Web-based online energy management control system under the trademark "Powerweb." The Powerweb system has been licensed by its owners to an Ohio limited liability company whose members are the Chairman and President of National Energy Services. When testing is completed, we will market Powerweb through a licensing arrangement with its owners. We expect Powerweb to be attractive to companies with multi-facility operations, thus gaining us more cost-efficient marketing. We also expect that Powerweb will enable us to expand beyond our current focus on the long-term care and hospitality industries.

Marketing, Sales and Distribution

     Our primary market is the nursing home industry. There are approximately 17,000 nursing homes operating nationally, with approximately 10,000 of them in the high cost energy regions of the East and West coasts. Nursing homes are a fertile area for our energy-saving Program for several reasons:

     -  Nursing homes are under intense fiscal and regulatory pressures.
     - Nursing homes have very few areas to conserve cash without compromising care.
     - Utility costs are among the five highest line items in the operating budget.
     -  Most nursing homes are operating outdated HVAC and lighting systems.
     -  The customer is well-defined and easy to reach.
     - Most long term care facilities are alike in construction, design and energy consumption.
     - Data about nursing home energy consumption is quickly and efficiently obtained.
     - The Medicaid utilities reimbursement structure assures a Facility's ability to pay.

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

Purchasing and Installation

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

     The installation of our products is the most delicate part of the entire process and can place enormous strain on a customer relationship. Our selection of the right contractor to carry out the installation is critical to a successful installation. We have strict contractor criteria. The selected firm must have a complete understanding of what is required to work in the health care or hospitality environment and be willing to complete our contractor compliance paperwork.

Competition

     The principal markets in which we compete are competitive and fragmented. No competitor known to us controls more than 3% of the nursing home market for any of the several services we provide. There are competitors supplying energy, providing energy management services or financing, but few providing a total package deal with no out-of-pocket cost to the facility. Increased competition could have a material adverse effect on us, as competitors may have far greater financial and other resources available to them and possess capabilities far greater than ours.

Governmental Regulation

     The government regulations applicable to the health care and hospitality industries are in many ways unique. State regulations include specifications for HVAC, lighting, water quality and laundry equipment. It is our responsibility to find supplies and equipment that meet and/or surpass the regulatory guidelines. Guidelines vary from state to state. It is critical for us to become familiar with each state's regulations and policies regarding each energy conservation measure ("ECM") before we start to market and install the particular ECM in any given state.

     The one portion of our Program that is most intensely affected by government regulation is the laundry process. The majority of states in which we market have specific guidelines for laundry that is processed in an on-site laundry. Typical regulations include guidelines mandating separate holding areas for soiled and clean linen, linen cart storage, having enough clean linen on hand to adequately service the facility, adequate soiled and clean linen storage, an area for folding, mending and ironing the clean linen, proper storage for supplies, a deep sink for soaking and a separate hand washing sink. Policies, procedures and proper protocol to reduce bacteria in linens and to protect the staff and residents from infection are required to be written and implemented by the facility.

     The procedures and policy section is what most effects the installation of the OLS. Since these procedures and policies are left to the individual Facility to develop, it is common practice to follow the "manufacturers specifications" when it comes to disinfection. Because standard laundering procedures use chlorine bleach to disinfect the linen, the "manufacturers specifications" often require 160 degree water because that is the water temperature in which chlorine bleach is most effective. While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations: Maryland and Massachusetts. To overcome the minimum wash water temperature requirements, we presented Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect. We have been successful in this endeavor and have received waivers from both states to install the OLS.

Compliance with Environmental Laws

     We are in compliance with all relevant environmental laws. The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl's (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. We use federal and state licensed and fully insured recycling facilities and hazardous waste disposers. This practice in some instances exceeds the minimum disposal requirements. But it is our view that this practice will provide our clients and us the greatest protection from any Super Fund or toxic waste liability issues.

     Our practices are required to comply with the federal Toxic Substance Control Act ("TSCA"), which regulates the disposal of PCBs. Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 ("CERCLA"), which is also known as the Superfund Law. Under this law, any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties. Our practices are also required to comply with the Resource Conservation and Recovery Act ("RCRA"). RCRA requires generators of lamps to test a sample of mercury-containing lamps to determine if they should be treated as hazardous waste. Lamps must be managed as hazardous waste if the mercury concentration exceeds 0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous. We treat all fluorescent lamps as hazardous and properly dispose and recycle them.

Employees

     The Company employs seven full time and no part time employees. None of the Company's employees is represented by a labor union. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease our executive offices at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey from Howard R. Bensel, Jr. on a month-to-month basis, since the four year lease for the premises expired last summer. The property consists of approximately 1,800 square feet of finished office space, for which we pay $1,833 per month. We believe that the foregoing space is adequate to meet our current and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended October 31, 2005.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Market Information. There is no public trading market for our common stock or any other security issued by National Energy Services.

     (b) Holders. There are 105 holders of record of our common stock and one holder of our Series A Convertible Preferred Stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year. We have not authorized any such plan for the fiscal year ended October 31, 2006.

     (e) Recent Sales of Unregistered Securities. We did not sell any securities during the period covered by this report that were not registered under the Securities Act.

     (f) Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company's revenue for the year ended October 31, 2005 increased 19%, compared to the year ended October 31, 2004. During the year ended October 31, 2005, we realized revenue from four distinct sources:

     Equipment Sales. Our revenue from sales of capital equipment increased 19% over the year ended October 31, 2004 to $990,054, and represented 91% of our total revenue for the period. The primary reason for the increase was our installation of over 30 ozone laundry systems for one of the largest owners of long term care facilities, Beverly Healthcare. Since we generally install systems within three months after they are ordered, we carry little or no backlog. However we have been authorized by Beverly Healthcare to install an additional 43 ozone laundry systems in the 2006 fiscal year.

     Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services represented 5% of total revenue in the year ended October 31, 2005. We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Energy Management Fees. A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue in the year ended October 31, 2005. As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Recently we have implemented a number of initiatives designed to increase our revenue in the coming months. We have established relationships with two leasing companies, so we can now offer prospective clients a choice of financing options. In addition, we have revised our internal procedures for evaluation of the credit worthiness of potential clients in order to substantially hasten the process, thus enabling our sales staff to close contracts more efficiently. Our expectation is that these initiatives, combined with increased demand for our services due to the recent surge in energy prices, will enable us to expand our operations in the coming months.

     Our gross margin during the year ended October 31, 2005 was 44%, compared
to 43% gross margin in the year ended October 31, 2004.   Our expectation is
that our gross margin will range between 35% and 45%, depending on product mix and volume of business. Generally, we realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

     If we are successful in increasing our volume of business, our gross margin should increase as well, for a number of reasons. For one, each sale of equipment that we attempt requires that we send field surveyors to interested Facilities to determine the potential energy savings so that a cost proposal can be presented to the Facility. We incur that expense whether we close the sale or not, and the expense of failed contracts burdens the gross margin that we realize from our successful marketing efforts. If we are able to close more contracts and at a higher success rate, the burden on gross margin of costs from failed contracts will be proportionately reduced.

     Our operating expenses for fiscal year 2005 totaled $1,151,620, an increase of $231,255 over the year ended October 31, 2004. The increase was primarily attributable to the Company's agreement with PPL Spectrum, Inc. ("PPL"), which is discussed below. As part of that arrangement, the Company agreed to guarantee the debts of certain customers whose installations had been financed by PPL and who in June 2005 entered into bankruptcy proceedings. The Company agreed to pay $140,709 over ten years to satisfy those obligations, and recorded the present value of that payment stream as a general and administrative expense during fiscal 2005. We also agreed to reserve $1,400 per month for bad debts that may arise from the notes we assigned to PPL, and likewise recorded the present value of that undertaking as a general and administrative expense in fiscal 2005. The Company also incurred over $67,830 in legal fees and expenses during the recent twelve month period, primarily in connection with its negotiations with PPL, which contributed to the increase in general & administrative expense. Partially counterbalancing the increase, however, was the Company's dramatic reduction in indirect marketing costs, which resulted in a $44,879 reduction in selling expenses despite the 19% increase in sales compared to the year ended October 31, 2004.

     Interest expense for the year ended October 31, 2005 was $48,506, compared to interest expense of $49,300 incurred in the year ended October 31, 2004.

     The Company incurred a net loss of $707,106 for the year ended October 31, 2005, and a net loss of $576,552 for the year ended October 31, 2004. The Company expects to continue to incur losses until its revenue grows to a level at which our gross profit exceeds our administrative costs.

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

     In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

   - The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at October 31, 2005 outstanding under this note was $203,443 of which $25,703 is reflected as current liabilities.

   - The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of October 31, 2005, the balance of the debt was $122,731, of which $10,117 is reflected as a current liability.

   - The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of October 31, 2005, the balance on this obligation was $136,225, of which $11,229 is reflected as current liabilities.

     Our assets totaled $274,878 and $578,404 as of October 31, 2005 and 2004, respectively. Our assets at October 31, 2005 consisted primarily of accounts receivable with a value of $86,981 and notes receivable in the amount of $117,285. The significant decrease in Assets and, specifically, Notes Receivable is a direct result of the agreement with PPL, in which PPL released the Company from liability under the Security Notes as they related to the Energy Gatekeeper Program. PPL agreed to assume all liability in the collection and payment process from the individual customers.

     The table below sets forth out debt service obligations as of October 31, 2005.

Contractual                    Less than                          After 5
Obligations            Total   1 Year      1-3 Years  4-5 Years   Years
------------------    -------  ---------   ---------  ---------   --------
Loans Payable -
Stockholder/employee  $ 19,500 $ 19,500    $      0   $      0    $      0
PPL Promissory Note   $203,443 $ 25,703    $177,740   $      0    $      0
PPL Bad Debt Reserve  $122,731 $ 10,117    $ 22,144   $ 24,960    $ 65,510
PPL Bankruptcy
 Reserve              $136,225 $ 11,229    $ 24,579   $ 27,705    $ 72,712
Bank Note Payable     $ 88,093 $ 28,572    $ 28,572   $ 30,949    $      0
Operating Leases      $ 50,388 $ 27,435    $ 22,953   $      0    $      0
                       -------  -------     -------    -------     -------
TOTAL                 $620,380 $122,556    $275,988   $ 83,614    $138,222
                       =======  =======     =======    =======     =======

     Primarily as a result of the capitalization of the Company's obligations to PPL, the Company's working capital deficit has increased by $377,157 since October 31, 2004. The deficit is now $534,803. We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines. We expect that we will continue to have a working capital deficit until we significantly increase revenues. This situation exists primarily because of the losses we have incurred in recent years. But it is also caused in part by our financing arrangements.

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations, other than our obligations to Charter Management, LLC.

     Charter Management provides financing for the majority of the Facilities to which we sell our Program. When it does so, we sign a note payable to Charter in the amount of the financing. At the same time we receive from the Facility a note payable to us having terms identical to our note to Charter - except that on some notes we add a 1% management fee. Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note. We then make the corresponding payment due from us to Charter. If a Facility were to default in paying its note to us, however, we would remain liable to satisfy the note that we wrote to Charter when it financed the Facility's upgrade.

     John and Deborah O'Neill are the owners of Charter Management. They also own a majority of the outstanding capital stock of National Energy Services. Therefore, because Charter Management and National Energy Services are related parties, our notes to Charter Management and the corresponding notes payable by the Facilities to us are not included among assets and liabilities on our
balance sheet.   As of October 31, 2005 the principal amount of our notes
payable to Charter Management totaled $919,558, and the principal amount of the notes receivable by us from customers financed by Charter Management was also $919,558.

Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2005, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

     The first material estimate was our determination, detailed in Note 11 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether we will carry on profitable operations in the future.

     The second material estimate was our determination, detailed in Note 7 to the Financial Statements, that we should record a reserve totaling $136,225 at year-end, representing the full amount of our contingent liability to PPL Spectrum, Inc. The primary reason for the determination was the fact that we have insufficient information at this time on which to estimate that any portion of the liability will not become payable.

     The third material estimate was our determination that we do not need to establish a reserve for the Company's obligations to Charter Management, LLC, which are an off-balance-sheet liability of the Company. We based that determination on the fact that the corresponding notes receivable from the Facilities that received Charter Management financing remain current, the fact that we have no evidence that any of the Facilities that wrote those notes is insolvent or otherwise likely to default, and the fact that the owners of Charter Management (who are the majority owners of National Energy Services) have indicated that they will be unlikely to enforce the corresponding note against National Energy Services in the event of a default by a Facility.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2005.

Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company's results of operations if, as the Company grows, it issues a material amount of capital stock to attract executives and experienced managers to the Company.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) has concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b) Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                  PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers and directors of the Company are:
                                                                   Director
Name                   Age     Position with the Company           Since
-----------------------------------------------------------------------------
John A. Grillo         44      Chief Executive Officer, President,   2001
                                Director
John T. O'Neill        48      Chairman of the Board, Director       2004
Deborah O'Neill        47      Secretary, Treasurer, Director        2004
Rusty J. Gramiak       48      Vice-President of Operations            --
Patricia A. Palmieri   39      Controller (5)                          --

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

     John A. Grillo. Mr. Grillo organized National Energy Services Company in 1996, and has served as its Chief Executive Officer since that time. Prior to organizing National Energy Services Company, Mr. Grillo was employed in a number of capacities in the field of electrical engineering. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long-term care industry. He is an Environmental Protection Agency certified lighting surveyor. Mr. Grillo attended Northeastern University's School of Electrical Engineering Technology from 1979 to 1983.

     John T. O'Neill.   Mr. O'Neill has been involved in the nursing home
industry for over forty years. For more than the past five years, Mr. O'Neill has been employed as CEO of O'Neill Management LLC., which is involved in the development, construction and operation of healthcare facilities. Mr. O'Neill is also the CEO of Charter Management, LLC, which provides financing programs for the development of long-term care facilities. Mr. O'Neill attended Bowling Green State University and Ohio State University, where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator. Mr. O'Neill is married to Deborah F. O'Neill, the Company's Secretary and Treasurer.

     Deborah F. O'Neill. Ms. O'Neill is a Certified Public Accountant with experience in auditing, income tax preparation and real estate development. For more than the past five years, Ms. O'Neill has been employed by O'Neill Management LLC with responsibilities in financial management. She is also employed in the financial management of Charter Management, LLC. Previously, Ms. O'Neill was was a founder and CFO of a software development company that offered turnkey accounting and medical computer systems to long term care facilities in Ohio, Pennsylvania, Connecticut and several other states. Ms. O'Neill graduated from Kent State University magna cum laude with a Bachelor of Business Administration degree in Accounting. Ms. O'Neill is married to John T. O'Neill, the Company's Chairman.

     Rusty J. Gramiak. Mr. Gramiak has been employed as the Vice President of Operations of National Energy Services Company since 2000. Prior to assuming that position, Mr. Gramiak was involved in the Company's sales operations.
From 1996 to 1998 Mr. Gramiak was employed as a lighting surveyor and an installer of energy efficient lighting for GEC Lighting Company in Margate, New Jersey.

     Patricia A. Palmieri. Ms. Palmieri has been employed as the Company's Controller since March 2004. Prior to joining the Company, Ms. Palmieri had 14 years of accounting-related experience in industries such as home mortgages and auto financing. Specifically, from January 2003 until March 2004 Ms. Palmieri was an accountant for a soil remediation company. Prior to 2003, Ms. Palmieri was the Assistant Controller for a landscaping company. Ms. Palmieri has a Bachelor of Arts in Accounting and a Masters in Business Administration.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company's poor financial condition.

Code of Ethics

     The Company has adopted a written code of ethics applicable to its executive officers. A copy of the Code of Ethics was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by National Energy Services, Inc. to John A. Grillo, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended October 31, 2005, 2004 and 2003. There were no other executive officers whose total salary and bonus for the fiscal year ended October 31, 2005 exceeded $100,000.

                                      Compensation
                        Year     Salary         Other(1)
                       ------   --------      -----------
John A. Grillo		2005	$121,984	11,100
                        2004    $121,984        11,100
                        2003    $ 98,525            --
     _______________________

     (1) "Compensation: Other" includes certain health and life insurance benefits paid by the Company on behalf of the employee.

Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended October 31, 2005 and those options held by him on October 31, 2005.

                    Option Grants in the Last Fiscal Year

                        Percent
                        of total                           Potential realizable
            Number of   options                              value at assumed
            securities  granted to                           annual rates of
            underlying  employees   Exercise                 appreciation of
            option      in fiscal   Price      Expiration    for option term
Name        granted     year        ($/share)  Date           5%         10%
-------------------------------------------------------------------------------
John Grillo      0        N.A.        N.A.       N.A.          0          0


                     Aggregated Fiscal Year-End Option Values

             Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal   options at fiscal year-end ($)
Name          year-end (#) (All exercisable)    (All exercisable)
-------------------------------------------------------------------------------
John Grillo             0                                  0


Remuneration of Directors

     None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  John A. Grillo, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 15,698,014 shares of our common stock and 187,389 shares of Series A Preferred Stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

                         Amount and Nature         Aggregate
Name and Address of    of Beneficial Ownership  Percent of Class    Percent of
Beneficial Owner(1)     Common     Preferred    Common  Preferred Voting Power
-------------------------------------------------------------------------------
John A. Grillo         3,098,300            --    19.7%       --        11.7%
John & Deborah O'Neill 3,433,300(2)    187,389    21.9%      100% 	53.8%
Rusty J. Grimiak          10,000            --     0.1%       --         0.1%
Current executive
 officers and
 directors as a
 group (4 persons)     6,541,600       187,389e    41.7%     100%       65.5%
_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o National Energy Services Company, Inc., 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234.
(2)  Includes 2,978,754 shares owned by Charter Management LLC, of which Mr.
     and Mrs. O'Neill are the sole members and managers. Does not include 10,868,562 shares that the O'Neill's may acquire by converting their Series A Preferred Stock into common stock.

Equity Compensation Plan Information

     The Company did not have any equity plans as of October 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2004, National Demand LLC., an Ohio limited liability company, licensed the right to use a Web-based energy management control system from Powerweb, Inc. The owners of National Demand LLC. are as follows: John T. O'Neill (95%) and John A. Grillo (5%). National Energy Services Company is currently providing product testing for the Powerweb product. When the product is ready for market, we will offer the energy management system to our clients through a licensing agreement with National Demand, LLC. We believe that the terms and conditions of this licensing agreement will be equivalent to those negotiated in an arms-length transaction.

ITEM 13. EXHIBITS

3-a     Articles of Incorporation filed February 17, 1998. (1)

3-a(1)	Certificate of Amendment of Articles of Incorporation filed October
        29, 2001. (1)

3-b	Bylaws. (1)

10-a	Master Agreement with Charter Management LLC. (2)

10-b	Sample funding agreement with Charter Management. (2)

14	Code of Ethics and Business Conduct - Filed as an exhibit to the
        Company's Annual Report on Form 10KSB for the year ended October 31, 2003 and incorporated herein by reference.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

-------------------------------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB on November 14, 2002 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Amended Registration Statement on Form 10-SB on November 6, 2003 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Bagell, Josephs, Levine & Company, LLC billed $25,250 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements and review of the financial statements included in our fiscal 2005 10-QSB filings. Bagell, Josephs, Levine & Company, LLC billed $24,500 to the Company for professional services rendered for the audit of our fiscal 2004 financial statements and review of the financial statements included in our fiscal 2004 10-QSB filings.

Audit-Related Fees

     Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements. Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

Tax Fees

     Bagell, Josephs, Levine & Company, LLC billed $4,000 to the Company during fiscal 2005 for professional services rendered for tax compliance, tax advice and tax planning. Bagell, Josephs, Levine & Company, LLC billed $3,500 to the Company during fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

     Bagell, Josephs, Levine & Company, LLC billed $5,000 to the Company in fiscal 2005 and $2,500 in fiscal 2004 for services not described above.

     It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

                   BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                        Certified Public Accountants

                             High Ridge Commons
                               Suites 400-403
                         200 Haddonfield Berlin Road
                         Gibbsboro, New Jersey 08026
                     (856) 346-2828   Fax (856) 346-2882


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Energy Services Company, Inc.
Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 14 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2005 and 2004 that has resulted in substantial accumulated deficits. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Bagell, Josephs, Levine & Company, LLC
------------------------------------------
Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey



January 12, 2006

        MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                    SEC PRACETIC SECTION OF THE AICPA (SECPSI)
                    NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA STATE BOARD OF ACCOUNTANCY

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                          OCTOBER 31, 2005 AND 2004

     ASSETS
                                                           Restated
                                                2005         2004
                                             ----------   ----------

Current Assets:
 Cash and cash equivalents                  $    51,825  $   73,223
 Accounts receivable, net                        86,981      43,116
 Notes receivable - related parties             102,303     174,676
 Notes receivable - other, current portion       14,982     110,177
 Prepaid expenses and other current assets       11,427      75,188
                                              ---------    --------
 Total Current Assets                           267,518     476,380
                                              ---------    --------

 Fixed assets, net of depreciation                7,360      13,503
 Other assets                                         -      88,521
                                              ---------    --------
TOTAL ASSETS                                $   274,878  $  578,404
                                              =========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
 Current portion of note payable - bank     $    28,572  $   28,572
 Current portion of long-term debt               47,049      99,053
 Accounts payable and accrued expenses          161,174     425,500
 Notes payable - related parties                565,526      80,901
                                              ---------    --------
 Total Current Liabilities                      802,321     634,026
                                              ---------    --------

Note payable - bank, net of current portion      59,521      88,093
Long-term debt, net of current portion          415,350     151,493
                                              ---------    --------
 Total Liabilities                            1,277,192     873,612

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, Series A, $.001 Par
  Value, 500,000 shares authorized,
  187,389 shares were issued and
  outstanding at October 31, 2005
  and 2004, respectively.                           187         187
 Common Stock, $.001 Par Value;
  20,000,000 shares authorized,
  15,698,014 shares issued and
  outstanding at October 31, 2005
  and 2004, respectively.                        15,698      15,698
 Additional Paid-in Capital                   2,453,418   2,453,418
 Deficit                                     (3,471,617) (2,764,511)
                                              ---------   ---------
 Total Stockholders' Equity (Deficit)        (1,002,314)   (295,208)
                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                           $   274,878  $  578,404
                                              =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                           Restated
                                                2005         2004
                                             ----------   ----------

OPERATING REVENUES
 Equipment sales                            $   990,054  $  831,615
 Management revenue                              57,138       4,455
 Energy management revenue                       43,424      74,200
 Miscellaneous                                        -       3,830
                                              ---------    --------
                                              1,090,616     914,100

COST OF SALES                                   607,662     520,987
                                              ---------    --------

GROSS PROFIT (LOSS)                             482,954     393,113
                                              ---------    --------

OPERATING EXPENSES
 Selling expenses                               444,506     399,627
 General and administrative expenses            700,972     513,394
 Depreciation and amortization                    6,142       7,344
                                              ---------    --------
 Total Operating Expenses                     1,151,620     920,365
                                              ---------    --------

LOSS BEFORE OTHER INCOME (EXPENSE)             (668,666)   (527,252)
                                              ---------    --------

OTHER INCOME (EXPENSE)
 Miscellaneous income                            10,066           -
 Interest expense                               (48,506)    (49,300)
                                              ---------    --------
 Total Other (Expense)                          (38,440)    (49,300)
                                              ---------    --------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (707,106)   (576,552)

Provision for Income Taxes                            -           -
                                              ---------    --------
NET LOSS APPLICABLE TO COMMON SHARES        $  (707,106) $ (576,552)
                                              =========    ========

NET LOSS PER BASIC AND DILUTED SHARES       $     (0.05) $    (0.04)
                                              =========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          15,698,014  15,638,293
                                             ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004


                      Preferred           Common         Additional
                        Stock              Stock          Paid-in
Description        Shares    Amount    Shares    Amount    Capital     Deficit         Total
----------------------------------------------------------------------------------------------
Balance,
 October 31, 2003   78,702       79  15,598,014  15,598   1,444,226    (2,187,959)   (728,056)

Issuance of common
 stock for cash          -        -     100,000     100       8,300             -       8,400

Issuance of
 preferred stock
 for cash          108,687      108           -       -   1,000,892             -   1,001,000

Net loss for
 the year                -        -           -       -           -      (576,552)   (576,552)
                  ---------------------------------------------------------------------------
Balance,
 October 31, 2004  187,389      187  15,698,014  15,698   2,453,418    (2,764,511)   (295,208)

Net loss for
 the year                -        -           -       -           -      (707,106)   (707,106)
                  ---------------------------------------------------------------------------
Balance,
 October 31, 2005  187,389      187  15,698,014  15,698   2,453,418    (3,471,617) (1,002,314)
                  ===========================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004


                                                            Restated
                                                2005          2004
                                             ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $        -   $  (576,552)
 Adjustments to reconcile net loss to net cash (used in) operating activities

  Depreciation                                    6,143         7,344
  Common stock issues for services                    -             -

 Changes in assets and liabilities
  (Increase) decrease in accounts receivable    (43,865)      140,169
  (Increase) decrease in prepaid expenses
   and other current assets                     176,375       (70,632)
  (Increase) in other assets                    (24,093)      (10,242)
  (Decrease) in accounts payable and accrued
   expenses                                     (85,068)     (682,490)
                                              ---------     ---------
 Total adjustments                               29,492      (615,851)
                                              ---------     ---------
 Net cash (used in) operating activities         29,492    (1,192,403)
                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                          -        (4,208)
 Net proceeds from notes receivable -
  related party                                  72,373        49,439
 Net proceeds from notes receivable              95,195       419,777
 Acquisitions of fixed assets                         -             -
                                              ---------     ---------
 Net cash provided by investing activities      167,568       465,008
                                              ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                            Restated
                                                2005          2004
                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITES
 Proceeds from common stock issuances        $        -   $     8,400
 Repayment of bank overdraft                          -             -
 Proceeds from preferred stock issuances              -     1,001,000
 Repayment of line of credit                          -       (38,096)
 Repayment of note payable - bank               (28,572)      (28,572)
 Net proceeds from (reduction in)
  long-term debt                                 32,595       (86,634)
 Net proceeds (reduction in) note payable
  - related party                               484,625      (101,136)
                                              ---------     ---------
 Net cash provided by financing activities      488,648       754,962
                                              ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    488,648        27,567

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                             73,223        45,656
                                              ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD    $  561,871   $    73,223
                                              =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE PERIOD FOR:
 Interest expense                            $   38,440   $   49,300
                                                =======     ========

 Income taxes                                $        -   $      795
                                                =======     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 ACTIVITIES:

 Issuance of common stock for services       $        -   $    8,400
                                                =======     ========
 Issuance of preferred stock to convert
  notes payable - related parties            $  663,703   $        -
                                                =======     ========

 Debt incurred for settlement of bad debts   $  129,147   $        -
                                                =======     ========

 Debt incurred for establishment of
  contingent liability                       $  140,709   $        -
                                                =======     ========

 Disposal of fully depreciated fixed assets  $        -   $    5,167
                                                =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS
         ------------------

         National Energy Services Company, Inc. ("NES") was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, pursuant to which the shareholders of NESNJ on October 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ, which became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition.

         The Company is engaged in the business of marketing a comprehensive energy management program for long- term care and hospitality facilities. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"). The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         -----------------------------------------------------

         Revenue Recognition
         -------------------

         The Company's Energy Gatekeeper Program is a combined service and financing agreement whereby the facility has all of its energy services managed by the Company and its energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60-month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, the Company contracts carry a 24-month renewal period.

         The Company has signed a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company's projects. Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract. Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility.

         Under the Energy Gatekeeper Program, the Company becomes the energy manager and receives the facility's energy bills directly from the energy suppliers and transporters. Upon receiving the energy bills for a facility, the Company consolidates all of the facility's energy bills (combining the natural gas, electricity, water and sewer bills) into one invoice. The equipment financing payment due to Charter is added into the monthly utility bill that the customer receives.

         After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the consolidated energy invoice, the Company forwards payment to the individual energy suppliers for the actual cost of energy and makes the payment to Charter or any other financing institution that supplied the capital for the installation of the energy efficient upgrades.

         In November 2002, the Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables. The Company's Gatekeeper Program, in which the Company bundles its energy management service package with an installation agreement, is such an arrangement. Accordingly, the Company adopted the principles set forth in EITF 00-21 on November 1, 2003 with respect to the fiscal year that commenced on that date. The adoption of the principles of EITF 00-21 has not had a material effect on the Company's financial statements, since it was

         -----------------------------------------------------

         Revenue Recognition (Continued)
         ------------------------------

         the Company's policy prior to implementation of EITF 00-21 that the Company bills separately for the energy management services and the installation, and that one service is not contingent on the other.

         Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with the provisions of the Statement of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises."

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

         The Company recognizes revenue from equipment sales upon
         installation.   Management revenues and management energy
         revenues are recognized and billed monthly as earned, or as commissions when the equipment sales are final at the time of installation, which is the time the earnings process is completed. Management revenue includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being billed correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user.

         On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Company has applied the principles set forth in EITF 99-19 and determined that all of its revenue should be recognized on a gross basis.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

         -----------------------------------------------------

         Property and Equipment
         ----------------------

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

         Income Taxes
         ------------

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

         (Loss) Per Share of Common Stock
         --------------------------------

         Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:


                                          October 31,         October 31,
                                             2005                2004
                                          -----------         -----------
         Net Loss                          ($707,106)          ($576,552)
                                            --------            --------
         Weighted-average common shares
          outstanding (Basic)             15,698,014          15,638,293

         Weighted-average common stock
          equivalents:
           Stock options and warrants              -                   -

         Weighted-average common shares
          outstanding (Diluted)           15,698,014          15,638,293
                                          ==========          ==========

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

         -----------------------------------------------------

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

         Advertising
         -----------

         Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $3,122 and $6,105 for the years ended October 31, 2005 and 2004, respectively.

         Stock-Based Compensation
         ------------------------

         Through the end of fiscal 2005 the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment." FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its results and financial position.

         -----------------------------------------------------

         Stock-Based Compensation
         ------------------------

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital.

         Provision for Bad Debt
         ----------------------

         The Company reports receivables at their outstanding principal balance, adjusted for any charge-offs, allowances for losses or doubtful accounts, any deferred fees or costs on originated loans, and any unamortized premium or discount on purchased loans.

         The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process. All debts are written off when all measures have been exhausted for collection. The majority of the bad debts expense for the fiscal year ended October 31, 2005 is related to the funding and subsequent expensing of the contingent liability associated with PPL Spectrum, Inc. (see Note 7). Bad debt expense in total for the years ended October 31, 2005 and 2004 was $185,344 and $62,327, respectively.

NOTE 3 - FIXED ASSETS
         ------------

         Fixed assets consist of the following at October 31, 2005 and 2004:

                                                   2005             2004
                                                 --------        ----------
         Office equipment                       $  29,793       $    29,793
         Furniture and fixtures                     2,107             2,107
         Leasehold improvements                     2,900             2,900
                                                  -------           -------
                                                   34,800            34,800
         Accumulated Depreciation                 (27,440)          (21,297)
                                                  -------           -------
         Total                                  $   7,360       $    13,503
                                                  =======           =======

         Depreciation expense was $6,143 and $7,344 for the years ended October 31, 2005 and 2004.

NOTE 4 - NOTES RECEIVABLE - OFFICERS & EMPLOYEES
         ---------------------------------------

         Prior to 2002, the Company entered into lending arrangements with a number of employees, officers and directors, and received notes for the amounts advanced by it. The notes do not stipulate a repayment date. Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate. The notes receivable due the Company at October 31, 2005 and 2004 are $102,302 and 174,676, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable represent amounts due the Company for the sales of the equipment. At October 31, 2005 and 2004, the Company has $86,981 and $43,116, respectively. The Company has not established an allowance, as these customers have an excellent history of remitting payment.

NOTE 6 - NOTE PAYABLE - BANK
         -------------------

         The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank's prime rate plus 1% (6.25% at October 31, 2005). The loan was originally a line of credit, but was subsequently refinanced and converted into a 4 year loan. As of October 31, 2005 and 2004, the balance owed was $88,093 and $116,665, respectively. The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

NOTE 7 - LONG-TERM DEBT
         --------------

         Long-term debt consists of residual liabilities arising from the Company's now-terminated financing arrangements with PPL Spectrum, Inc. ("PPL"). In prior fiscal years, PPL provided financing to the Company's clients in connection with the Company's Energy Gatekeeper Program. Under its arrangement with PPL, the Company executed notes payable to PPL for the amount of the financing, and took notes receivable from the client in like amount.

         Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL. That transaction reduced the Company's assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company's liabilities by the same amount, representing the Company's obligation on the note released by PPL. At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of October 31, 2005, the balance of the debt was $122,731, of which $10,117 is reflected as a current liability.

         -------------------------

         Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy. The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period. This obligation carries an imputed interest rate of 6%. As of October 31, 2005 and 2004, the balance was $136,225 of which $11,229 is classified as a current obligation.
         During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the amount of
         $314,047 bearing interest at 18% per annum.   Effective March 1,
         2005, this note was renegotiated to lower the interest rate to 8%. The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balances at October 31, 2005 and 2004 outstanding under this note were $203,443 and 250,546 respectively.

         During the year ended October 31, 2005, the cumulative effect of the Company's obligations to PPL on the Company's statement of operations was represented by an interest expense of $40,621.

         Current maturities of all long-term debt consisted of the following as of October 31, 2005:

                       2006         $ 75,621
                       2007           79,071
                       2008           82,779
                       2009           60,570
                       2010           40,680
                       Thereafter    211,771
                                     -------
                                    $550,492
                                     =======

NOTE 8 - NOTES PAYABLE - RELATED PARTIES
         -------------------------------

         The Company has various note payables with stockholders and officers of the Company in the amount of $565,526 and $80,901 at October 31, 2005 and 2004, respectively. These notes have no stated interest rates or repayment terms. Therefore, the Company has classified them as current liabilities.

NOTE 9-  STOCKHOLDERS' EQUITY (DEFICIT)
         -----------------------------

         The Company has authorized 20,000,000 shares of $0.001 par value common stock. At October 31, 2005 and 2004, the Company had 15,698,014 shares of common stock issued and outstanding, respectively.

         The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At October 31, 2005 and 2004, the Company had 187,389 shares of preferred stock issued and outstanding, respectively. In January 2004, the Company issued 108,687 shares of preferred stock for $1,001,000. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of October 31, 2005 and 2004, no preferred shares have been converted.

         In the first quarter of fiscal 2004, the Company issued 100,000 shares of common stock for services rendered. The value of the issuance of these shares was $8,400 (.084 per share).

         There were no options or warrants granted, exercised or expired by the Company for the years ended October 31, 2005 and 2004. The Company does not have any options or warrants outstanding.

NOTE 10- COMMITMENTS
         -----------

         Leases
         ------

         The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. Payments under this lease were $22,254 and $21,996 for the years ended October 31, 2005 and 2004 respectively.

         The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expires December 31, 2004. Payments under this lease were $2,100 and $12,600 for the years ended October 31, 2005 and 2004, respectively. Effective August 1, 2004, the Company abandoned the Pennsylvania office and requested the landlord to locate a replacement tenant as soon as possible. The Company continued to honor the existing lease through the end of the term.

         ----------------------

         Leases
         ------

         The Company also has a various lease agreements for certain office equipment, expiring in 2009. Payments under this lease were $1,231 and $10,531 for the years ended October 31, 2004 and 2003, respectively.

         Future lease commitments at October 31, 2005:

                           2006                 $ 4,644
                           2007                   4,776
                           2008                   4,923
                           2009                     671
                                                -------
                           Subtotal              15,014
                           Amount representing
                            interest              1,230
                                                -------
                           Total lease costs    $16,244
                                                =======

NOTE 11- PROVISION FOR INCOME TAXES
         --------------------------

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

         At October 31, 2005 and 2004 deferred tax assets consist of the following:
                                                2005                2004
                                              ---------          ---------
         Deferred tax assets                 $1,105,000         $  912,228
         Less:  valuation allowance          (1,105,000)          (912,228)
                                              ---------           --------
         Net deferred tax assets             $        -         $        -
                                              =========           ========

         At October 31, 2005 and 2004, the Company had a federal net operating loss carry forward in the approximate amounts of $3,349,000 and $2,764,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12- LITIGATION
         ----------

         The Company has initiated a lawsuit against one of its customers for failure to submit payment of the outstanding balance due on the loan. The complaint was filed in the Atlantic County Courthouse in the State of New Jersey. The outstanding balance due on this loan is currently $64,256.  The Company is seeking a judgment in the above amount, plus interest and costs associated with initiating
         this action.   This amount does not appear in the financial statements
         as it is associated with the receivable and payable explained in Note 14 below.

NOTE 13- GOING CONCERN
         -------------

         As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2005 and 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

         Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

         The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14- RELATED PARTY TRANSACTIONS
         --------------------------

         A related party provides financing for the Company's customers. The Company records the various receivables from the customers and a corresponding payable to the related party. These amounts have not been included in the financial statements, as the Company acts as a "conduit" for the related party, and does not take possession, nor bear the risk of loss on these transactions. The amounts related to the receivables and payables amounted to $919,558.

NOTE 15- RESTATEMENT
         -----------

         The Company has restated its balance sheet for the year ended October 31, 2004. The Company has revised its policy utilized for the "pass-through" amounts attributed to both Charter Management and PPL Spectrum, Inc. in the fact that these amounts should not be included in the Company's financial statements. As such, the prior year balance sheet has been restated to reflect the Company's position. The restatement resulted in a removal of $4,230,699 in both loans receivable and loans payable from the October 31, 2004
         balance sheet.   The total assets were decreased from $4,809,103 to
         $578,404, and the total liabilities were decreased from $5,104,311 to $873,612.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 National Energy Services Company, Inc.


                                 By: /s/ John A. Grillo
                                 -----------------------------
                                 John A. Grillo, President

     In accordance with the Exchange Act, this Report has been signed below on February 13, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John A. Grillo
--------------------------
John A. Grillo, Director,
Chief Executive Officer,
Chief Financial Officer


/s/ John T. O'Neill
--------------------------
John T. O'Neill, Director

/s/ Deborah O'Neill
--------------------------
Deborah O'Neill, Director