Form 10KSB/A
period 2005-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2006-03-14
CIK 1165336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               (Amendment #1)

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


                 DOCUMENTS INCORPORATED BY REFERENCE:  None


Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Amendment No. 1
---------------

This Amendment is being filed in order to (a) correct errors in the Statement of Cash Flows and (b) amend Note 2 of the Notes to Consolidated Financial Statements with respect to National Energy's revenue recognition policy.

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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004


                                                            Restated
                                                2005          2004
                                             ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (707,106)  $  (576,552)
 Adjustments to reconcile net loss to net cash (used in) operating activities

  Depreciation                                    6,143         7,344
  Common stock issues for services                    -             -

 Changes in assets and liabilities
  (Increase) decrease in accounts receivable    (43,865)      140,169
  (Increase) decrease in prepaid expenses
   and other current assets                     176,375       (70,632)
  (Increase) in other assets                    (24,093)      (10,242)
  (Decrease) in accounts payable and accrued
   expenses                                     (85,068)     (682,490)
                                              ---------     ---------
 Total adjustments                               29,492      (615,851)
                                              ---------     ---------
 Net cash (used in) operating activities       (677,614)   (1,192,403)
                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                          -        (4,208)
 Net proceeds from notes receivable -
  related party                                  72,373        49,439
 Net proceeds from notes receivable              95,195       419,777
                                              ---------     ---------
 Net cash provided by investing activities      167,568       465,008
                                              ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                                            Restated
                                                2005          2004
                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITES
 Proceeds from common stock issuances        $        -   $     8,400
 Proceeds from preferred stock issuances              -     1,001,000
 Repayment of line of credit                          -       (38,096)
 Repayment of note payable - bank               (28,572)      (28,572)
 Net proceeds from (reduction in)
  long-term debt                                 32,595       (86,634)
 Net proceeds (reduction in) note payable
  - related party                               484,625      (101,136)
                                              ---------     ---------
 Net cash provided by financing activities      488,648       754,962
                                              ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (21,398)       27,567

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                             73,223        45,656
                                              ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD    $   51,825   $    73,223
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

         On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Company has applied the principles set forth in EITF 99-19 and determined that all of the revenue that it realized in fiscal year 2005 should be recognized on a gross basis. In fiscal year 2004, all of the Company's revenue was recognized on a gross basis, except that sales of equipment that were financed by PP&L Spectrum were recognized on a net basis because the amount that National Energy earned on those sales was fixed by the contract between the Company and PP&L Spectrum, National Energy had no discretion in selection of suppliers, and National Energy had no physical loss inventory risk.

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