Form 10KSB/A
period 2005-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2006-03-22
CIK 1165336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               (Amendment #2)

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


                 DOCUMENTS INCORPORATED BY REFERENCE:  None


Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Amendment No. 2
---------------

This Amendment is being filed in order to amend the Financial Statements and related portions of the Management's Discussion and Analysis to reflect the restatement of the Company's balance sheet as explained in Note 15 to the Financial Statements.

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

     At the beginning of fiscal year 2005, we developed arrangements in which both Facility Capital and US Capital offer our customers equipment lease financing for the capital equipment involved in the Program. Unlike our arrangement with Charter, in which National Energy Services assumes a direct payment obligation to Charter that we pass through to our customer, Facilities that choose the leasing option become directly indebted to the leasing company. Because these leasing arrangements are, in this way, more favorable to National Energy Services than financing through Charter Management, all of our sales since the end of 2004 have been financed through one of the leasing arrangements. We continue to have the ability to offer financing through Charter Management, but expect that we will do so only in special circumstances.


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

     Our assets totaled $1,194,437 and $4,809,102 as of October 31, 2005 and 2004, respectively. Our assets at October 31, 2005 consisted primarily of accounts receivable with a value of $86,981 and notes receivable in the amount of $934,541. The significant decrease in Assets and, specifically, Notes Receivable is a direct result of the agreement with PPL, in which PPL released the Company from liability under the Security Notes as they related to the Energy Gatekeeper Program. PPL agreed to assume all liability in the collection and payment process from the individual customers.

     The table below sets forth out debt service obligations as of October 31, 2005.

Contractual                    Less than                          After 5
Obligations            Total   1 Year      1-3 Years  4-5 Years   Years
------------------    -------  ---------   ---------  ---------   --------
Loans Payable -
Stockholder/employee  $ 19,500 $ 19,500    $      0   $      0    $      0
Charter-Loan Payable  $919,558 $345,928    $513,977   $ 59,653    $      0
PPL Promissory Note   $203,443 $ 25,703    $177,740   $      0    $      0
PPL Bad Debt Reserve  $122,731 $ 10,117    $ 22,144   $ 24,960    $ 65,510
PPL Bankruptcy
 Reserve              $136,225 $ 11,229    $ 24,579   $ 27,705    $ 72,712
Bank Note Payable     $ 88,093 $ 28,572    $ 28,572   $ 30,949    $      0
Operating Leases      $ 50,388 $ 27,435    $ 22,953   $      0    $      0
                     ---------  -------     -------    -------     -------
TOTAL               $1,539,938 $468,484    $789,965   $143,267    $138,222
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

     The third material estimate was our determination that we do not need to establish a reserve for the Company's obligations to Charter Management, LLC. We based that determination on the fact that the corresponding notes receivable from the Facilities that received Charter Management financing remain current, the fact that we have no evidence that any of the Facilities that wrote those notes is insolvent or otherwise likely to default, and the fact that the owners of Charter Management (who are the majority owners of National Energy Services) have indicated that they will be unlikely to enforce the corresponding note against National Energy Services in the event of a default by a Facility.

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

As noted in Note 15, the Company has restated it previously issued consolidated financial statements for the years ended October 31, 2005 and 2004 to properly reflect the notes receivable and payable associated with a related party. The effect of this restatement was to include the various financing arrangements held with a related party, who provides financing to the Company. This change had no effect on net loss for the years ended October 31, 2005 and 2004.


/s/ Bagell, Josephs, Levine & Company, LLC
------------------------------------------
Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey


January 12, 2006, except for Notes 14 and 15, dated March 17, 2006

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

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                          OCTOBER 31, 2005 AND 2004

     ASSETS
                                             (Restated)
                                                2005         2004
                                             ----------   ----------

Current Assets:
 Cash and cash equivalents                  $    51,825  $   73,223
 Accounts receivable, net                        86,981      43,116
 Notes receivable - related parties             102,303     174,676
 Notes receivable - other, current portion      360,910   1,819,305
 Prepaid expenses and other current assets       11,427     203,130
                                              ---------    --------
 Total Current Assets                           613,446   2,313,450
                                              ---------    --------

 Fixed assets, net of depreciation                7,360      13,503
 Notes receivable - other, long term            573,631   2,393,628
 Other assets                                         -      88,521
                                              ---------   ---------
TOTAL ASSETS                                $ 1,194,437  $4,809,102
                                              =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
 Current portion of note payable - bank     $    28,572  $   28,572
 Current portion of long-term debt               47,049      99,053
 Accounts payable and accrued expenses          161,174     221,882
 Notes payable - related parties                565,526     105,260
 Notes payable - other, current portion         345,928   2,016,329
                                              ---------   ---------
 Total Current Liabilities                    1,148,249   2,471,096
                                              ---------   ---------

Note payable - bank, net of current portion      59,521      88,093
Notes payable - other, net of current portion   573,631   2,393,628
Long-term debt, net of current portion          415,350     151,493
                                              ---------   ---------
 Total Liabilities                            2,196,751   5,104,310

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, Series A, $.001 Par
  Value, 500,000 shares authorized,
  187,389 shares were issued and
  outstanding at October 31, 2005
  and 2004, respectively.                           187         187
 Common Stock, $.001 Par Value;
  20,000,000 shares authorized,
  15,698,014 shares issued and
  outstanding at October 31, 2005
  and 2004, respectively.                        15,698      15,698
 Additional Paid-in Capital                   2,453,418   2,453,418
 Deficit                                     (3,471,617) (2,764,511)
                                              ---------   ---------
 Total Stockholders' Equity (Deficit)        (1,002,314)   (295,208)
                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                           $ 1,194,437  $4,809,102
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

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004


                                             (Restated)
                                                2005          2004
                                             ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (707,106)  $  (576,552)
 Adjustments to reconcile net loss to net cash (used in) operating activities

  Depreciation                                    6,143         7,344
  Common stock issues for services                    -             -

 Changes in assets and liabilities
  (Increase) decrease in accounts receivable    (43,865)      140,171
  (Increase) decrease in prepaid expenses
   and other current assets                     191,703       (70,632)
  (Increase) in other assets                     88,521       (10,242)
  (Decrease) in accounts payable and accrued
   expenses                                     (60,708)     (706,850)
                                              ---------     ---------
 Total adjustments                              181,794      (640,209)
                                              ---------     ---------
 Net cash (used in) operating activities       (525,312)   (1,216,761)
                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of fixed assets                          -        (4,208)
 Net proceeds from notes receivable -
  related party                                  72,373       159,616
 Net proceeds from notes receivable           3,278,392       309,599
                                              ---------     ---------
 Net cash provided by investing activities    3,350,765       465,007
                                              ---------     ---------


The accompanying notes are an integral part of the consolidated financial statements.

                     NATIONAL ENERGY SERVICES COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 FOR THE YEARS ENDED OCTOBER 31, 2005 AND 2004

                                             (Restated)
                                                2005          2004
                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITES
 Proceeds from common stock issuances        $        -   $     8,400
 Proceeds from preferred stock issuances              -     1,001,000
 Repayment of line of credit                          -       (14,172)
 Repayment of note payable - bank               (28,572)      (28,572)
 Net reduction in long-term debt             (3,278,545)     (110,558)
 Net reduction in long-term debt
  - related party                               460,266       (76,777)
                                              ---------     ---------
 Net cash provided by financing activities   (2,846,851)      779,321
                                              ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (21,398)       27,567

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                             73,223        45,656
                                              ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD    $   51,825   $    73,223
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

NOTE 4 - ACCOUNTS RECEIVABLE
         -------------------

         Accounts receivable represent amounts due the Company for the sales of the equipment. At October 31, 2005 and 2004, the Company has $86,981 and $43,116, respectively. The Company has not established an allowance, as these customers have an excellent history of remitting payment.

NOTE 5 - NOTES RECEIVABLE - OFFICERS & EMPLOYEES
         ---------------------------------------

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

         During its 2004 fiscal year, the Company entered into a
         settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the amount of
         $314,047 bearing interest at 18% per annum.   Effective March 1,
         2005, this note was renegotiated to lower the interest rate to 8%. The Company considered EITF 96-19 to determine that no gain should be recognized on the modification of the loan. The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balances at October 31, 2005 and 2004 outstanding under this note were $203,443 and 250,546 respectively.

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

NOTE 14- RELATED PARTY TRANSACTIONS
         --------------------------

         A related party has provided financing for the Company's various customers. The Company records the various receivables from the customers and a corresponding payable to the related party. Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements. However, the Company has signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts. As such, these receivables and payables have been included in the financial statements in the amount of $919,558 and $4,409,957 of which $345,928 and $2,016,329 is classified as current for the years ended October 31, 2005 and 2004, respectively.


NOTE 15- RESTATEMENT
         -----------

         The Company has restated its balance sheet for the year ended October 31, 2005 and 2004. The Company had revised its policy utilized for the "pass-through" amounts attributed to both Charter Management and PPL Spectrum, Inc. in the fact that these amounts should not be included in the Company's financial statements. As such, the prior year balance sheet had been restated to reflect the Company's position. The restatement resulted in a removal of $4,230,699 in both loans receivable and loans payable from the October 31, 2004
         balance sheet.   The total assets were decreased from
         $4,809,103 to $578,404, and the total liabilities were decreased from $5,104,311 to $873,612. However, pursuant to the exclusion exception associated with FIN 45 and in relation with the common ownership statutes, the Company has reversed its position. The reversal of opinion is attributed to the fact the Company has signed separate financing agreements with Charter Management LLC, thereby negating the exclusion exception. As such, the Company has restated its financial statements for the years ended October 31, 2005 and 2004 to include the notes receivable and payable related with the common owner.

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