Form 10QSB
period 2006-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2006-03-24
CIK 1165336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2006


[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-50089

                    NATIONAL ENERGY SERVICES COMPANY, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

               Nevada                            52-2082372
     -------------------------------------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
      incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                           March 21, 2006
                           Common Stock: 15,698,014

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                   NATIONAL ENERGY SERVICES COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             JANUARY 31, 2006

ASSETS
Current Assets:
   Cash and cash equivalents                          $    27,038
   Accounts receivable, net                               203,143
   Notes receivable - related parties                      99,995
   Notes receivable- other, current portion               353,461
   Prepaid expenses and other current assets               20,928
                                                        ---------
   Total Current Assets                                   704,655
                                                        ---------

Fixed assets, net of depreciation                           6,346
Notes receivable - other, long term                       498,877
                                                        ---------
   Total Assets                                       $ 1,209,788
                                                        =========
LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES
Current Liabilities:
   Current portion of note payable - bank             $    28,572
   Current portion of long term debt                       47,888
   Accounts payable and accrued expenses                  177,480
   Notes payable - related parties                        756,901
   Notes payable - other, current portion                 347,527
                                                        ---------
   Total Current Liabilities                            1,358,368
                                                        ---------

Note payable - bank, net of current portion                52,378
Notes payable - other, net of current portion             498,877
Long-term debt, net of current portion                    403,059
                                                        ---------
   Total Liabilities                                    2,312,682
                                                        ---------
STOCKHOLDERS' DEFICIT
 Preferred stock, series A,$.001 Par Value,
  500,000 shares Authorized, 187,389 shares
  issued and outstanding                                      187
 Common Stock, $.001 Par Value,20,000,000
  shares authorized, 15,698,014 shares issued
  and outstanding at January 31, 2006                      15,698
 Additional Paid-in Capital                             2,453,418
 Deficit                                               (3,572,197)
                                                        ---------
   Total Stockholders' Deficit                         (1,002,894)
                                                        ---------

   TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT         $ 1,209,788
                                                        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005


                                                              (Restated)
                                                 2006            2005
                                              ----------      ----------
OPERATING REVENUES
 Equipment sales                             $   149,154     $   198,171
 Management revenue                                4,881          33,351
 Energy management revenue                        14,161          19,225
                                               ---------       ---------
                                                 168,196         250,747

COST OF SALES                                     72,460          96,985
                                               ---------       ---------
GROSS PROFIT (LOSS)                               95,736         153,762
                                               ---------       ---------
OPERATING EXPENSES
 Selling expenses                                 47,780          99,358
 General and administrative expenses             137,775         191,163
 Depreciation and amortization                     1,014           2,006
                                               ---------       ---------
 Total Operating Expenses                        186,569         292,527
                                               ---------       ---------

LOSS BEFORE OTHER INCOME (EXPENSE)              ( 90,833)       (138,765)

OTHER INCOME (EXPENSE)
 Miscellaneous income                                  -           2,751
 Interest expense                                 (9,746)        (12,965)
                                               ---------       ---------
 Total Other (Expense)                            (9,746)        (10,214)
                                               ---------       ---------

NET LOSS BEFORE PROVISION FOR INCOME TAXES      (100,579)       (148,979)
 Provision for Income Taxes                            -               -
                                               ---------       ---------
NET LOSS APPLICABLE TO COMMON SHARES          $ (100,579)    $  (148,979)
                                               =========       =========

NET LOSS PER BASIC AND DILUTED SHARES         $    (0.01)    $     (0.01)
                                               =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           15,698,014      15,698,014
                                              ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

                                                                (Restated)
                                                    2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                      $  (100,579)    $  (148,979)

 Adjustments to reconcile net loss to net
  cash (used in) operating activities
  Depreciation and amortization                      1,014           2,006

 Changes in assets and liabilities
  (Increase) in accounts receivable               (116,161)       (226,974)
  (Increase) decrease in prepaid expenses
   and other current assets                         (9,501)        183,792
  Increase (decrease) in accounts payable
   and accrued expenses                             16,306         (32,680)
                                                 ---------       ---------
  Total adjustments                               (108,342)        (73,856)
                                                 ---------       ---------
 Net cash (used in) operating activities          (208,921)       (222,835)
                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net proceeds from notes receivable -
  related party                                      2,307           1,192
 Net proceeds from notes receivable                 82,203         346,467
                                                 ---------       ---------
 Net cash provided by investing activities          84,510         347,659
                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of note payable - bank                   (7,143)         (7,143)
 Reduction in long term debt                       (84,608)       (340,005)
 Net increase in note payable - related party      191,375         197,029
                                                 ---------       ---------
 Net cash provided by (used in) financing
  activities                                        99,624        (150,119)
                                                 ---------       ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS        (24,787)        (25,295)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     51,825          73,223
                                                 ---------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $   27,038      $   47,928
                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
 Interest expense                               $    9,746      $   12,965
                                                 =========       =========

 Income taxes                                   $        -               -
                                                  =========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Disposal of fully depreciated fixed assets     $        -      $    5,167
                                                 =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NATIONAL ENERGY SERVICES COMPANY, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 2006 AND 2005


NOTE 1 - NATURE OF BUSINESS

     The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the October 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

     The Company is engaged in the business of marketing a comprehensive energy management program for long-term care and hospitality facilities. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS"). The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

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

     In November 2002, the Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables. The Company's Gatekeeper Program, in which the Company bundles its energy management service package with an installation agreement, is such an arrangement. Accordingly, the Company adopted the principles set forth in EITF 00-21 on November 1, 2003 with respect to the fiscal year that commenced on that date. The adoption of the principles of EITF 00-21 has not had a material effect on the Company's financial statements, since it was the Company's policy prior to implementation of EITF 00-21 that the Company bills separately for the energy management services and the installation, and that one service is not contingent on the other.

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

     The following is a reconciliation of the computation for basic and diluted EPS:

                                       January 31,      January 31,
                                          2006             2005

     Net Loss                          ($100,579)       ($148,979)
     Weighted-average common shares      -------          -------

      outstanding (Basic)             15,698,014       15,698,014
     Weighted-average common stock
      equivalents: Stock options and
      warrants                                 -                -
     Weighted-average common shares   ----------       ----------
      outstanding (Diluted)           15,698,014       15,698,014
                                      ==========       ==========

     Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. There were no outstanding options and/or warrants available at January 31, 2006 and 2005 respectively.

     Fair Value of Financial Instruments

     The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

     Advertising

     Costs of advertising and marketing are expensed as incurred.
     Advertising and marketing costs were $0 and $244 for the three months ended January 31, 2006 and 2005, respectively.

     Stock-Based Compensation

     Through the end of fiscal 2005, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by FAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of FAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of FAS No. 123.

     APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. FAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of FAS No. 123.

     In December 2004, the FASB issued Financial Accounting Standards
     No. 123 (revised 2004) (FAS 123R), "Share-Based Payment."  FAS
     123R replaces FAS No. 123, "Accounting for Stock-Based
     Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt
     FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not expect FAS 123R to have a material impact on its results or financial statements.

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

NOTE 3-	FIXED ASSETS

     Fixed assets consist of the following at January 31, 2006:


     Office equipment                  $  29,793
     Furniture and fixtures                2,107
     Leasehold improvements                2,900
                                        --------
                                          34,800
     Accumulated Depreciation            (28,454)
                                        --------
     Total                             $   6,346
                                        ========

     Depreciation expense was $1,014 and $2,006 for the three months ended January 31, 2006 and 2005.

NOTE 4-	ACCOUNTS RECEIVABLE

     Accounts receivable represent amounts due the Company for the sales of the equipment. An allowance has not been established, as these customers have an excellent history of remitting payment.

NOTE 5-	NOTES RECEIVABLE - OFFICERS AND EMPLOYEES

     Prior to 2002, the Company entered into lending arrangements with a number of employees, officers and directors, and received notes for the amounts advanced by it. The notes do not stipulate a repayment date. Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate.

NOTE 6-	NOTE PAYABLE - BANK

     The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank's prime rate plus 1% (7.5% at January 31, 2006). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan. As of January 31, 2006, the balance owed was $80,950. The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

NOTE 7-	LONG-TERM DEBT

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

     Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL. That transaction reduced the Company's assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company's liabilities by the same amount, representing the Company's obligation on the note released by PPL. At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of January 31, 2006, the balance of the debt was $120,258, of which $10,269 is reflected as a current liability.

     Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy. The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period. This obligation carries an imputed interest rate of 6%. As of January 31, 2006 the balance was $133,480 of which $11,398 is classified as a current obligation.

     During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the amount of
     $314,047 bearing interest at 18% per annum.   Effective March 1,
     2005, this note was renegotiated to lower the interest rate to
     8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan. The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2006 outstanding under this note was $197,208.

     During the three months ended January 31, 2006, the cumulative effect of the Company's obligations to PPL on the Company's statement of operations was represented by an interest expense of $7,886.

NOTE 7-	LONG-TERM DEBT (Continued)

     Current maturities of all long-term debt consisted of the following as of January 31, 2006:

                                  2006    $ 76,460
                                  2007      79,973
                                  2008      78.982
                                  2009      59,235
                   2010 and Thereafter     237,247
                                           -------
                                          $531,897
                                           =======
NOTE 8-	NOTES PAYABLE - RELATED PARTIES

     The Company has various notes payable with stockholders and officers of the Company in the amount of $19,500 at January 31, 2006. These notes have no stated interest rates or repayment terms. Therefore, the Company has classified them as current liabilities.

     Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $737,401 as of January 31, 2006.

NOTE 9-	STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At January 31, 2006, the Company had 187,389 shares of preferred stock issued and outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of January 31, 2006, no preferred shares have been converted.

     The Company has authorized 20,000,000 shares of $0.001 par value common stock. At January 31, 2006, the Company had 15,698,014 shares of common stock issued and outstanding.

     There were no options or warrants granted, exercised or expired by the Company for the three months ended January 31, 2006. The Company does not have any options or warrants outstanding.

NOTE 10- COMMITMENTS

     Leases

     The Company currently leases its New Jersey office space under a lease that expired in April 2005, and was renewed on a two-year basis. Payments under this lease were $5,628 and $5,499 for the three months ended January 31, 2006 and 2005 respectively.

     The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expires December 31, 2004. Payments under this lease were $0 and $2,100 for the three months ended January 31, 2006 and 2005, respectively. Effective August 1, 2004, the Company abandoned the Pennsylvania office and requested the landlord to locate a replacement tenant as soon as possible. The Company continued to honor the existing lease through the end of the term.

     The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $6,955 for the three months ended January 31, 2006.

     The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2006:

                          2006    $ 26,866
                          2007      27,093
                          2008       5,844
                          2009         207
                                   -------
             Total lease costs    $ 60,010
                                   =======

NOTE 11	PROVISION FOR INCOME TAXES

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

NOTE 11	PROVISION FOR INCOME TAXES (Continued)

     At January 31, 2006 and 2005 deferred tax assets consist of the following:

                                        2006               2005
                                   ------------        -----------
     Deferred tax assets           $ 1,072,000         $  874,000
     Less:  valuation allowance     (1,072,000)          (874,000)
                                    ----------          ---------
     Net deferred tax assets       $        -0-        $       -0-
                                    ==========          =========

     At January 31, 2006 and 2005, the Company had a federal net operating loss carry forward in the approximate amounts of $3,572,000 and $2,913,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12- LITIGATION

     The Company has initiated a lawsuit against one of its customers for failure to submit payment of the outstanding balance due on the loan. The complaint was filed in the Atlantic County Courthouse in the State of New Jersey. The outstanding balance due on this loan is currently $64,256. The Company is seeking a judgment in the above amount, plus interest and costs associated with initiating this action. This amount does not appear in the financial statements, as it is associated with the receivable and payable explained in Note 14 below.

NOTE 13- GOING CONCERN

     As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses for the years ended October 31, 2005 and 2004 and for the three months ended January 31, 2006 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

     Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

     The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14- RELATED PARTY TRANSACTIONS

     A related party has provided financing for the Company's various customers. The Company records the various receivables from the customers and a corresponding payable to the related party. Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements. However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts. As such, these receivables and payables have been included in the financial statements in the amount of $846,404, of which $347,527 has been shown as current.

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

     Most of the Facilities that we serve are able to amortize the capital cost of our program through the monthly energy savings that our program provides. To assist the Facilities in funding the capital cost, we have engaged U.S. Energy Capital and Facility Capital Corporation to offer leasing plans to the Facilities. In any of these arrangements, we generally package the loan/lease with several energy management services and a long-term energy supply contract, and then provide the Facility a single monthly invoice for its energy usage, energy management services and loan/lease payments. We expect that this recent expansion of the financing options that we offer potential clients will aid our efforts to significantly expand our operations. We expect our business also to be aided by the recent explosive growth in energy costs, which makes the conservation program that we offer proportionately more valuable to the Facilities.

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

Results of Operations

     The Company's revenue for the three months ended January 31, 2006 decreased 33%, compared to the three months ended January 31, 2005. During the quarter ended January 31, 2006, we realized revenue from four distinct sources:

     Equipment Sales. Our revenue from sales of capital equipment decreased 25% over the quarter ended January 31, 2005 to $149,154, and represented 89% of our total revenue for the period. The primary reason for the decrease was the lack of projects in November and December of 2005. In January, we began the process of installing 43 ozone laundry systems for Beverly Healthcare.
We have prepared a high volume of proposals in the first quarter which we hope to turn into signed contracts and new projects in the second quarter.

     Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services represented 3% of total revenue for the three months ended January 31, 2006. We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Energy Management Fees. A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 8% of total revenue for the three months ended January 31, 2006. As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

     Our gross margin during the three months ended January 31, 2006 was 57%, compared to 61% gross margin for the three months ended January 31,
2005.   Our expectation is that our gross margin will range between 35% and
45%, depending on product mix and volume of business. Generally, we realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

     Our operating expenses for the three months ended January 31, 2006 totaled $186,569, a decrease of $105,958 compared to the three months ended January 31, 2005. The decrease was due to an improvement in the management of these fixed operating expenses. The administrative fees paid to PPL Spectrum decreased to zero from $20,000 for the three months ended January 31, 2005. There was a reduction of $21,000 in salaries. There was also a reduction of legal fees relating to the PPL Spectrum settlement of $6,500. The Company made a clear effort to reduce costs and improve the management of day to day operations.

     Interest expense for three months ended January 31, 2006 was $9,746, compared to interest expense of $12,965 incurred in the quarter ended January 31, 2005.

     The Company incurred a net loss of $100,579 for the three months ended January 31, 2006, and a net loss of $148,979 for the three months ended January 31, 2005

Liquidity and Capital Resources

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

     In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

     - The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2006 outstanding under this note was $197,208 of which $26,220 is reflected as current liabilities.

     - The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of January 31, 2006, the balance of the debt was $120,258, of which $10,269 is reflected as a current liability.

     - The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of January 31, 2006, the balance on this obligation was $133,480, of which $11,399 is reflected as current liabilities.

     Our assets totaled $1,209,787 and $4,477,324 as of January 31, 2006 and 2005, respectively. Our assets at January 31, 2006 consisted primarily of accounts receivable with a value of $203,142. The significant decrease in Assets and, specifically, Notes Receivable is a direct result of the agreement with PPL, in which PPL released the Company from liability under the Security Notes as they related to the Energy Gatekeeper Program. PPL agreed to assume all liability in the collection and payment process from the individual customers.

     The table below sets forth out debt service obligations as of January 31, 2006.
                                   Less
Contractual                        than         1-3       4-5      After 5
Obligations              Total     1 Year      Years     Years      Years
-----------------------------------------------------------------------------
Loans Payable -
Stockholder/employee    $  19,500  $  19,500  $       0  $      0  $      0

Charter - Notes payable $ 846,404  $ 347,527  $ 469,121  $ 29,756  $      0

PPL Promissory Note     $ 197,208  $  26,220  $  59,149  $ 69,375  $ 42,464

PPL Bad Debt Reserve    $ 120,258  $  10,269  $  22,477  $ 25,336  $ 62,176

PPL Bankruptcy Reserve  $ 133,480  $  11,398  $  24,949  $ 28,122  $ 69,011

Bank Note Payable       $  80,950  $  28,572  $  28,572  $ 23,806  $      0

Operating Leases        $  49,378  $  19,118  $  30,260  $      0  $      0
                       ----------------------------------------------------
TOTAL                  $1,447,178  $ 462,604  $ 634,528  $176,395  $173,651
                       ====================================================

     Primarily as a result of the capitalization of the Company's obligations to PPL, the Company's working capital deficit has increased by $314,385 since January 31, 2005. The deficit is now $653,803. We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines. We expect that we will continue to have a working capital deficit until we significantly increase revenues. This situation exists primarily because of the losses we have incurred in recent years. But it is also caused in part by our financing arrangements.

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

     In March 2006 the Board of Directors adopted the First Amended Bylaws for National Energy Services. The First Amended Bylaws modified the existing Bylaws by:

     a. eliminating the portion of Article I, Section 2 that provided that directors would serve without compensation;

     b. eliminating the portion of Article III, Section 4 that provided that officers would serve without compensation unless otherwise provided in an employment agreement; and

     c. amending Article III, Section 1 to specify that the officers of the corporation shall be the Chairman, the Chief Executive Officer, the President, the Secretary, the Treasurer, and such other officers as may from time to time be chosen by the Board of Directors.

     In March 2006 the Board of Directors elected John O'Neill to serve as the Chief Executive Officer of National Energy Services. Mr. O'Neill had served as Chairman prior to his new appointment, and will continue in that position. John Grillo, who had been the Chief Executive Officer, will continue in the office of President.


Item 6	Exhibits

Exhibits

	3.	First Amended Bylaws
	31.1	Rule 13a-14(a) Certification - Chief Executive Officer
	31.2	Rule 13a-14(a) Certification - Chief Financial Officer
	32	Rule 13a-14(b) Certification

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  March 23, 2006          NATIONAL ENERGY SERVICES COMPANY, INC.


                                By:  /s/ John O'Neill
                                -------------------------------------
                                John O'Neill, Chief Executive Officer

                                By:  /s/ John Grillo
                                -------------------------------------
                                John Grillo, Chief Financial Officer