Form 10QSB
period 2006-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2006-06-14
CIK 1165336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-50089

                   NATIONAL ENERGY SERVICES COMPANY, INC.
               ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

                   Nevada                          52-2082372
        -------------------------------------------------------------
        (State or Other Jurisdiction of    (I.R.S. Employer I.D. No.)
         incorporation or organization)

           3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234
        -------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                            June 13, 2006
                            Common Stock: 15,698,014

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]

                   NATIONAL ENERGY SERVICES COMPANY, INC.
                           CONDENSED BALANCE SHEET
                          APRIL 30, 2006 (unaudited)

ASSETS

Current Assets:
 Cash and cash equivalents                                $   183,730
 Accounts receivable, net                                     216,942
 Notes receivable - related parties                           101.444
 Notes receivable- other, current portion                     346,753
 Prepaid expenses and other current assets                      7,898
                                                            ---------
 Total Current Assets                                         856,767

Fixed assets, net of depreciation                               5,505
Notes receivable - other, long term                           424,164
                                                            ---------
TOTAL ASSETS                                              $ 1,286,436
                                                            =========
LIABILITIES AND STOCKHOLDERS (DEFICIT)

LIABILITIES
Current Liabilities:
 Current portion of note payable - bank                   $    28,572
 Current portion of long term debt                             48,743
 Accounts payable and accrued expenses                        227,175
 Notes payable - related parties                              756,902
 Notes payable - other, current portion                       346,753
                                                            ---------
 Total Current Liabilities                                  1,408,145

Note payable - bank, net of current portion                    45,235
Notes payable - other, net of current portion                 424,164
Long-term debt, net of current portion                        390,548
                                                            ---------
 Total Liabilities                                          2,268,092

STOCKHOLDERS' (DEFICIT)
 Preferred stock, series A,$.001 Par Value,
  500,000 shares Authorized, 187,389 shares
  issued and outstanding                                          187
 Common Stock,$.001 Par Value,
  20,000,000 shares authorized, 15,698,014
  shares issued and outstanding                                15,698
 Additional Paid-in Capital                                 2,453,417
 Deficit                                                   (3,450,958)
                                                            ---------
 Total Stockholders' (Deficit)                               (981,656)
                                                            ---------
TOTAL LIABILTIIES AND STOCKHOLDERS' (DEFICIT)             $ 1,286,436
                                                            =========

The accompanying notes are an integral part of these condensed financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                        CONDENSED STATEMENTS OF INCOME
          FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 2006 AND 2005
                                 (unaudited)

                                    SIX MONTHS ENDED        THREE MONTHS ENDED
                                APRIL 30,      APRIL 30,  APRIL 30,    APRIL 30,
                                  2006           2005       2006         2005
                               -------------------------- ----------------------
OPERATING REVENUES
 Equipment sales               $  817,623     $  268,425  $  668,469  $  70,254
 Management revenue                 9,467         45,127       4,586     11,776
 Energy management revenue         29,968         24,925      15,807      5,700
 Miscellaneous                          -         71,514           -     71,514
                                ---------      ---------    --------   --------
Total Operating Revenues          857,058        409,991     688,862    159,244

COST OF SALES                     424,283        118,065     351,823     21,080
                                ---------      ---------    --------   --------
GROSS PROFIT (LOSS)               432,775        291,926     337,039    138,164
                                ---------      ---------    --------   --------
OPERATING EXPENSES
 Selling expenses                 107,234        203,797      59,454    104,439
 General and administrative
  expenses                        283,847        361,503     146,072    170,340
 Depreciation and amortization      1,856          3,846         842      1,840
                                ---------      ---------    --------   --------
Total Operating Expenses          392,937        569,146     206,368    276,619
                                ---------      ---------    --------   --------
INCOME (LOSS) BEFORE OTHER
 INCOME(EXPENSE)                   39,838       (277,220)    130,671   (138,455)

OTHER INCOME(EXPENSE)
 Miscellaneous income                   -          6,711           -      3,960
 Interest expense                 (19,178)       (24,129)     (9,431)   (11,164)
                                ---------      ---------    --------   --------
Total Other (Expense)             (19,178)       (17,418)     (9,431)    (7,204)
                                ---------      ---------    --------   --------
NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES        20,660       (294,638)    121,240   (145,659)

Provision for Income Taxes              -              -           -          -
                                ---------      ---------    --------   --------
NET INCOME (LOSS) APPLICABLE
 TO COMMON SHARES              $   20,660     $ (294,638)  $ 121,240  $(145,659)
                                =========      =========    ========   ========

NET INCOME (LOSS) PER BASIC
 SHARES                        $     0.00     $    (0.02)  $    0.01  $  ( 0.01)
                                =========      =========    ========   ========
NET INCOME (LOSS) PER DILUTED
 SHARES                        $     0.00     $    (0.02)  $    0.00  $  ( 0.01)
                                =========      =========    ========   ========
WEIGHTED AVERAGE NUMBER OF
 BASIC COMMON SHARES
 OUTSTANDING                   15,698,014     15,698,014  15,698,014 15,698,014
                               ==========     ==========  ========== ==========
WEIGHTED AVERAGE NUMBER OF
 DILUTED COMMON SHARES
 OUTSTANDING                   26,566,576     15,698,014  26,566,576 15,698,014
                               ==========     ==========  ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005 (unaudited)

                                                        2006           2005
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                  $   20,660     $ (294,638)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities
  Depreciation and amortization                          1,856          3,846

 Changes in assets and liabilities
  (Increase) in accounts receivable                   (129,961)       (93,373)
  Decrease in prepaid expenses and other
   current assets                                        3,528         46,288
  (Increase) in other assets                                 -        (48,403)
  Increase in accounts payable and accrued
   expenses                                             66,000        374,023
                                                     ---------      ---------
 Total adjustments                                     (58,577)       282,381
                                                     ---------      ---------
 Net cash (used in) operating activities               (37,917)       (12,257)
                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net proceeds from notes receivable - related party        859         63,294
 Net proceeds from notes receivable                    163,624      2,990,680
                                                     ---------      ---------
 Net cash provided by investing activities             164,483      3,053,974
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of note payable - bank                      (14,286)       (14,286)
 Reduction in long term debt                          (171,750)    (3,045,681)
 Net increase in note payable - related party          191,375        (13,057)
                                                     ---------      ---------
 Net cash provided by (used in) financing activities     5,339     (3,073,024)
                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      131,905        (31,307)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         51,825         73,223
                                                     ---------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $  183,730     $   41,916
                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAID DURING THE PERIOD FOR:
  Interest expense                                  $   19,178     $   24,129
                                                     =========      =========
  Income taxes                                      $        0     $        0
                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Debt incurred for establishment of bad debt
  reserve                                           $        -     $  129,147
                                                     =========      =========

The accompanying notes are an integral part of these condensed financial statements.

                    NATIONAL ENERGY SERVICES COMPANY, INC.
                   NOTES TO CONDENSED  FINANCIAL STATEMENTS
                           APRIL 30, 2006 AND 2005

NOTE 1 -   NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the October 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flow for the period presented.

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of April 30, 2006, the Company had $84,651 in excess of the federally insured limit.

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

The following is a reconciliation of the computation for basic and diluted
EPS:

                                          April 30,         April 30,
                                            2006              2005
                                         ----------        ----------
     Net Income (Loss)                   $  20,660          ($294,638)

     Weighted-average common shares
      outstanding (Basic)               15,698,014         15,698,014

     Weighted-average common stock
      equivalents:
      Stock options and warrants
      Preferred stock conversions       10,868,562                  -

     Weighted-average common shares
      outstanding (Diluted)             26,566,576         15,698,014
                                        ==========         ==========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2005 because inclusion would have been anti-dilutive. There were no outstanding options and/or warrants available at April 30, 2006 and 2005 respectively. The Company does have common stock equivalents associated with their preferred stock. These shares can be converted to 10,868,562 shares of common stock, based on a conversion ratio of 58:1.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $512 and $2,249 for the six months ended April 30, 2006 and 2005, respectively.

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

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment." FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. FAS 123R did not have an impact on the Company's results or financial statements.

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following at April 30, 2006:

              Office equipment                      $  29,793
              Furniture and fixtures                    2,107
              Leasehold improvements                    2,900
                                                     --------
                                                       34,800
              Accumulated Depreciation                (29,295)
                                                     --------
              Total                                 $   5,505
                                                     ========

Depreciation expense was $1,856 and $3,846 for the six months ended April 30, 2006 and 2005.

NOTE 4-	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. An allowance has not been established, as these customers have an excellent history of remitting payment.

NOTE 5-	NOTES RECEIVABLE - RELATED PARTIES

Prior to 2002, the Company entered into lending arrangements with various employees, officers and directors, and received notes for the amounts advanced by it. The notes do not stipulate a repayment date. Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate.

NOTE 6-	NOTE PAYABLE - BANK

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank's prime rate plus 1% (8% at April 30, 2006). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan. As of April 30, 2006, the balance was $73,807. The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL. That transaction reduced the Company's assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company's liabilities by the same amount, representing the Company's obligation on the note released by PPL. At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of April 30, 2006, the balance of the debt was $117,748, of which $10,424 is reflected as a current liability.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy. The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period. This obligation carries an imputed interest rate of 6%. As of April 30, 2006 the balance was $130,695 of which $11,570 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the
amount of $314,047 bearing interest at 18% per annum.   Effective March 1,
2005, this note was renegotiated to lower the interest rate to 8%.   The
Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan. The balance due on the note at March 1,
2005 was $219,473 payable over seven years.   The balance at April 30, 2006
outstanding under this note was $190,847, of which $26,749 is reflected as a current liability.

During the six months ended April 30, 2006, the cumulative effect of the Company's obligations to PPL on the Company's statement of income was represented by an interest expense of $15,567.

NOTE 7-	LONG-TERM DEBT (Continued)

Current maturities of all long-term debt consisted of the following as of April 30, 2006:
                  2006               $   424,067
                  2007                   362,328
                  2008                   206,566
                  2009                    69,285
                  2010 and Thereafter    221,769
                                       ---------
                                     $ 1,284,015
                                       =========

NOTE 8-	NOTES PAYABLE - RELATED PARTIES

The Company has a note payable with a stockholder of the Company in the amount of $19,500 at April 30, 2006. This note has no stated interest rate or repayment terms. Therefore, the Company has classified it as a current liability.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $737,402 as of April 30, 2006.

NOTE 9-	STOCKHOLDERS' EQUITY (DEFICIT)

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At April 30, 2006, the Company had 187,389 shares of preferred stock issued and outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of April 30, 2006, no preferred shares have been converted.

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At April 30, 2006, the Company had 15,698,014 shares of common stock issued and outstanding.

There were no shares issued, or options or warrants granted, exercised or expired by the Company for the six months ended April 30, 2006. The Company does not have any options or warrants outstanding.

NOTE 10-   COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2005, and was renewed on a two-year basis. Payments under this lease were $5,628 and $13,098 for the six months ended April 30, 2006 and 2005 respectively.

The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2004. Payments under this lease were $0 and $2,100 for the six months ended April 30, 2006 and 2005, respectively. Effective August 1, 2004, the Company abandoned the Pennsylvania office and requested the landlord to locate a replacement tenant as soon as possible. The Company continued to honor the existing lease through the end of the term.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $2,635 for the six months ended April 30, 2006.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2006:

                2006    $ 27,434
                2007       4,922
                2008       4,102
                         -------
   Total lease costs    $ 36,458
                         =======

NOTE 11-   PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At April 30, 2006 and 2005 deferred tax assets consist of the following:

                                              2006               2005
                                           ----------          ----------
     Deferred tax assets                  $ 1,035,285         $  917,745
     Less:  valuation allowance            (1,035,285)          (917,745)
                                            ---------            -------
     Net deferred tax assets              $         -         $        -
                                            =========            =======

At April 30, 2006 and 2005, the Company had a federal net operating loss carry forward in the approximate amounts of $3,450,958 and $3,059,148, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 13-    GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred net losses for the years ended October 31, 2005 and 2004 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14-   RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company's various customers. The Company records the various receivables from the customers and a corresponding payable to the related party. Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements. However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts. As such, these receivables and payables have been included in the financial statements in the amount of $770,916, of which $346,753 has been shown as current.

Item 2 - Management's Discussion and Analysis

            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding National Energy Services, Inc., its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     * We have not achieved profitability until the recent fiscal quarter. Although we have implemented a number of programs to help us maintain profitability, we do not know yet whether they will be effective.
     * We lack the capital necessary to significantly expand our business. Unless we expand our business sufficiently that our gross profit will exceed our administrative costs, we will not achieve profitability.
     * Expansion of our business will require that we expand our accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent us from becoming profitable.

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

Results of Operations

     The Company's revenue for the six months ended April 30, 2006 doubled, compared to the six months ended April 30, 2005. During the six months ended April 30, 2006, we realized revenue from three distinct sources:

     Equipment Sales. Our revenue from sales of capital equipment increased 200% over the six months ended April 30, 2005 to $817,623, and represented 95% of our total revenue for the period. The primary reason for the increase was the installation of 43 ozone laundry systems for one
of our largest customers, Beverly Healthcare.    We have prepared a high
volume of proposals in the first half of 2006, which we hope to turn into signed contracts and new projects in the third quarter.

     Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services represented
1% of total revenue for the six months ended April 30, 2006. We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

     Energy Management Fees. A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 3% of total revenue for the six months ended April 30, 2006. As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

     Our gross margin during the six months ended April 30, 2006 was 50%, compared to 71% gross margin for the six months ended April 30, 2005.
Our expectation is that our gross margin will range between 35% and 45%, depending on product mix and volume of business. Generally, we realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

     Our operating expenses for the six months ended April 30, 2006 totaled $392,937, a decrease of $176,209 compared to the six months ended April 30, 2005. The decrease was due to an improvement in the management of these fixed operating expenses. There was a reduction of $96,563 in selling expenses for the six months ended April 30, 2006. The Company reduced sales salaries and conventions expense. There was also a reduction in administrative expenses of $77,000 for the six months ended April 30, 2006. A primary reason for that reduction was the legal expenses that we incurred in the six months ended April 30, 2005 in connection with our negotiations with PPL. The Company also did not have any administrative expenses to PPL due to the settlement in March of 2005. The Company is making a clear effort to reduce costs and improve the management of day to day operations.

     Interest expense for the six months ended April 30, 2006 was $19,178, compared to interest expense of $24,129 incurred in the six months ended April 30, 2005.

     The Company reported a net profit of $20,660 for the six months ended April 30, 2006 as compared to a net loss of $366,152 for the six months ended April 30,2005.

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

     In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to
PPL:

     - The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2006 outstanding under this note was $190,847 of which $26,748 is reflected as current liabilities.

     - The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of April 30, 2006, the balance of the debt was $117,748, of which $10,424 is reflected as a current liability.

     - The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of April 30, 2006, the balance on this obligation was $130,694, of which $11,570 is reflected as current liabilities.

     The table below sets forth out debt service obligations as of April
30, 2006.



Contractual                         Less than                         After 5
Obligations               Total      1 Year     1-3 Years  4-5 Years    Years
------------------------------------------------------------------------------
Loans Payable -
 Stockholder/employee   $   19,500  $  19,500  $       0  $       0  $       0
Charter - Notes payable $  770,916  $ 346,753  $ 424,163  $       0  $       0
PPL Promissory Note     $  190,847  $  26,748  $  94,317  $  69,782  $       0
PPL Bad Debt Reserve    $  117,748  $  10,424  $  35,291  $  27,305  $  44,728
PPL Bankruptcy Reserve  $  130,694  $  11,570  $  39,172  $  30,307  $  49,645
Bank Note Payable       $   73,807  $  28,572  $  45,235  $       0  $       0
Operating Leases        $   36,458  $  27,434  $   9,024  $       0  $       0
                         ---------   --------   --------   --------   --------
TOTAL                   $1,339,970  $ 471,001  $ 647,202  $ 127,394  $  94,373
                         =========   ========   ========   ========   ========


     At April 30, 2006 the Company had a working capital deficit of $551,378, which was not significantly different from its working capital deficit of $534,803 at October 31, 2005. We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines. We expect that we will continue to have a working capital deficit until we significantly increase revenues. This situation exists primarily because of the losses we have incurred in recent years. But it is also caused in part by our financing arrangements.

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

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)  Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2. Changes in securities and small business issuer purchase of equity securities

     None.

Item 3.  Defaults upon senior securities

     None

Item 4.  Submission of matters to a vote of security holders

     None.

Item 5.  Other information

     None

Item 6.  Exhibits

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

Dated:  June 13, 2006         NATIONAL ENERGY SERVICES COMPANY, INC.

                              By:  /s/ John O'Neill
                              --------------------------------------
                              John O'Neill, Chief Executive Officer

                              By:  /s/ John Grillo
                              --------------------------------------
                              John Grillo, Chief Financial Officer