Form 10QSB
period 2006-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2006-09-14
CIK 1165336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.
(Name of Small Business Issuer in its Charter)

Nevada	52-2082372
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234
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

Yes  X     No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ___    No X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
September 12, 2006
Common Stock: 15,698,014

Transitional Small Business Disclosure Format (check one):  Yes ___    No X

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEET
JULY 31, 2006
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$53,704
Accounts receivable, net	34,965
Notes receivable - related parties	25,336
Notes receivable- other, current portion	344,447
Prepaid expenses and other current assets	8,337

Total current assets	466,789

Fixed assets, net of depreciation	6,396
Notes receivable - other, net of current	348,694

TOTAL ASSETS	$821,879

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Note payable, bank - current portion	$28,572
Long-term debt - current portion	49,613
Notes payable - other, current portion	344,447
Accounts payable and accrued expenses	86,022
Notes payable - related parties	756,902

Total current liabilities	1,265,556

Note payable - bank, net of current portion	38,092
Long-term debt, net of current portion	377,813
Notes payable - other, net of current portion	348,694
Total long-term liabilities	764,599

Total liabilities	2,030,155

STOCKHOLDERS’ (DEFICIT)
Preferred stock, Series A, $.001 Par Value, 500,000 shares Authorized, 187,389 shares were issued and outstanding	187
Common Stock, $.001 Par Value, 20,000,000 shares authorized, 15,698,014 shares issued and outstanding	15,698
Additional Paid-in Capital	2,453,417
Deficit	(3,677,578)

Total Stockholders’ (Deficit)	(1,208,276)

TOTAL LIABILTIIES AND STOCKHOLDERS’ (DEFICIT)	$821,879

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2006 AND 2005
(unaduited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2006	2005	2006	2005
OPERATING REVENUES
Equipment sales	$832,399	$838,308	$14,776	$569,884
Management revenue	14,052	51,636	4,586	6,508
Energy management revenue	47,631	33,411	17,807	8,486
Miscellaneous	-	131,132	-	59,618

Total Operating Revenues	894,082	1,054,487	37,169	644,496

COST OF SALES	424,572	424,174	289	306,109

GROSS PROFIT (LOSS)	469,510	630,313	36,880	338,387

OPERATING EXPENSES
Selling expenses	156,985	248,151	49,751	44,354
General and administrative expenses	487,816	640,658	203,969	279,155
Depreciation and amortization	2,465	5,121	609	1,276
Total Operating Expenses	647,266	893,930	254,329	324,785

INCOME (LOSS) BEFORE OTHER INCOME(EXPENSE)	(177,756)	(263,617)	(217,449)	13,602

OTHER INCOME(EXPENSE)
Miscellaneous income	144	6,711	-	-
Interest expense	(28,348)	(36,110)	(9,171)	(11,981)
Total Other (Expense)	(28,204)	(29,399)	(9,171)	(11,981)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(205,960)	(293,016)	(226,620)	1,621
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(205,960)	$(293,016)	$(226,620)	$1,621

NET INCOME (LOSS) PER BASIC SHARES	$ (0.01)	$(0.02)	$(0.01)	$0.00

NET INCOME (LOSS) PER DILUTED SHARES	$(0.01)	$(0.02)	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	15,698,014	15,698,014	15,698,014	15,698,014

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	15,698,014	15,698,014	15,698,014	15,698,014

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(205,960)	$(293,016)
Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization	2,465	5,121

Changes in assets and liabilities
(Increase) in accounts receivable	52,016	(142,078)
Decrease in prepaid expenses and other current assets	3,090	179,653
(Increase) in other assets	0	(137,610)
(Decrease) in accounts payable and accrued expenses	(75,152)	462,675
Total adjustments	(17,581)	367,761

Net cash (used in) operating activities	(223,541)	74,745

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets	(1,500)	-
Net proceeds from notes receivable - related party	76,967	94,012
Net proceeds from notes receivable	241,400	3,062,257

Net cash provided by investing activities	316,867	3,156,269

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable - bank	(21,429)	(21,429)
Reduction in long term debt	(261,394)	(3,146,354)
Net increase (decrease) in note payable - related party	191,376	(16,407)
Net cash (used in) financing activities	(91,447)	(3,184,190)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,879	46,824

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	51,825	73,223

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,704	$120,047

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC
CONDENSED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$28,348	$36,110
Income taxes	$-	$2,225

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Debt incurred for establishment of bad debt reserve	$-	$129,147

Debt incurred for establishment of contingent liability	$-	$140,709

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2006 AND 2005
(Unaudited)

NOTE 1 -	NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the October 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flow for the period presented.

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, pursuant to which the shareholders of NESNJ on October 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ, which became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition.

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care and hospitality facilities. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLSS”). The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

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

Revenue Recognition

The Company’s Energy Gatekeeper Program is a combined service and financing agreement whereby the facility has all of its energy services managed by the Company and its energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60- month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, the Company contracts carry a 24-month renewal period.

The Company has signed a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects. Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract. Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

In November 2002, the Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables. The Company’s Gatekeeper Program, in which the Company bundles its energy management service package with an installation agreement, is such an arrangement. Accordingly, the Company adopted the principles set forth in EITF 00-21 on November 1, 2003 with respect to the fiscal year that commenced on that date. The adoption of the principles of EITF 00-21 has not had a material effect on the Company’s financial statements, since it was the Company’s policy prior to implementation of EITF 00-21 that the Company bills separately for the energy management services and the installation, and that one service is not contingent on the other.

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with the provisions of the Statement of Financial Concepts (“SFAC”) No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises.”

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition (Continued)

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 “Recording Revenue as a Principal versus Net as an Agent” which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The Company has applied the principles set forth in EITF 99-19 and determined that all of its revenue should be recognized on a gross basis.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of July 31, 2006, the Company had $22,956 in excess of the federally insured limits.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended:

	July 31, 2006	July 31, 2005

Net Income (Loss)	($205,960)	($293,016)
Weighted-average common shares outstanding (Basic)	15,698,014	15,698,014

Weighted-average common stock equivalents:
Stock options and warrants	-0-	-0-
Preferred stock conversions	-0-	-0-

Weighted-average common shares outstanding (Diluted)	15,698,014	15,698,014

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2006 and 2005 because inclusion would have been anti-dilutive. There were no outstanding options and/or warrants available at July 31, 2006 and 2005 respectively. The Company does have common stock equivalents associated with their preferred stock. These shares can be converted to 10,868,562 shares of common stock, based on a conversion ratio of 58:1.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $812 and $2,073 for the nine months ended July 31, 2006 and 2005, respectively.

Stock-Based Compensation

Through the end of fiscal 2005, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by FAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of FAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosures”, an amendment of FAS No. 123.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation (continued)

APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. FAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of FAS No. 123.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. FAS 123R did not have an impact on the Company’s results or financial statements.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in-capital.

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

NOTE 3 -	FIXED ASSETS

Fixed assets consist of the following at July 31, 2006:

Office equipment	$31,293
Furniture and fixtures	2,107
Leasehold improvements	2,900
36,300
Accumulated Depreciation	(29,904)

Total	$6,396

Depreciation expense was $2,465 and $5,121 for the nine months ended July 31, 2006 and 2005.

NOTE 4 -	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment. An allowance has not been established, as these customers have an excellent history of remitting payment.

NOTE 5 -	NOTES RECEIVABLE - RELATED PARTIES

Prior to 2002, the Company entered into lending arrangements with various employees, officers and directors, and received notes for the amounts advanced by it. The notes do not stipulate a repayment date. Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate.

NOTE 6 -	NOTE PAYABLE - BANK

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (9.75% at July 31, 2006). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan. As of July 31, 2006, the balance was $66,664. The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

NOTE 7 -	LONG-TERM DEBT

Long-term debt consists of residual liabilities arising from the Company’s now-terminated financing arrangements with PPL Spectrum, Inc. (“PPL”). In prior fiscal years, PPL provided financing to the Company’s clients in connection with the Company’s Energy Gatekeeper Program. Under its arrangement with PPL, the Company executed notes payable to PPL for the amount of the financing, and took notes receivable from the client in like amount.

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL. That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL. At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of July 31, 2006, the balance of the debt was $115,200, of which $10,581 is reflected as a current liability.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy. The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period. This obligation carries an imputed interest rate of 6%. As of July 31, 2006 the balance was $127,867 of which $11,745 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL. The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%. The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan. The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2006 outstanding under this note was $184,359, of which $27,287 is reflected as a current liability.

During the nine months ended July 31, 2006, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $23,041.

NOTE 7 -	LONG-TERM DEBT (Continued)

Current maturities of all long-term debt consisted of the following as of July 31, 2006:

2006	$422,632
2007	331,907
2008	163,429
2009	63,252
2010 and Thereafter	206,011

$1,187,231

NOTE 8 -	NOTES PAYABLE - RELATED PARTIES

The Company has a note payable with a stockholder of the Company in the amount of $19,500 at July 31, 2006. This note has no stated interest rate or repayment terms. Therefore, the Company has classified it as a current liability.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $737,402 as of July 31, 2006.

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized 500,000 shares of $0.001 par value preferred stock, Series A. At July 31, 2006, the Company had 187,389 shares of preferred stock issued and outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock. As of July 31, 2006, no preferred shares have been converted.

The Company has authorized 20,000,000 shares of $0.001 par value common stock. At July 31, 2006, the Company had 15,698,014 shares of common stock issued and outstanding.

There were no shares issued, or options or warrants granted, exercised or expired by the Company for the nine months ended July 31, 2006. The Company does not have any options or warrants outstanding.

NOTE 10 -	COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2005, and was renewed on a two-year basis. Payments under this lease were $16,884 and $16,626 for the nine months ended July 31, 2006 and 2005 respectively.

The Company also has an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2004. Payments under this lease were $0 and $2,100 for the nine months ended July 31, 2006 and 2005, respectively. Effective August 1, 2004, the Company abandoned the Pennsylvania office and requested the landlord to locate a replacement tenant as soon as possible. The Company continued to honor the existing lease through the end of the term.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $3,963 for the nine months ended July 31, 2006.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2006:

2006	$21,994
2007	4,923
2008	2,666

Total lease costs	$29,583

NOTE 11 -	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

NOTE 11-	PROVISION FOR INCOME TAXES (Continued)

At July 31, 2006 and 2005 deferred tax assets consist of the following:

	2006	2005

Deferred tax assets	$1,250,376	$1,039,559
Less: valuation allowance	(1,250,376)	(1,039,559)

Net deferred tax assets	$-0-	$-0-

At July 31, 2006 and 2005, the Company had a federal net operating loss carry forward in the approximate amounts of $3,677,578 and $3,057,527, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12 -	LITIGATION

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

NOTE 13 -	GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred net losses for the years ended October 31, 2005 and 2004 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14 -	RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers. The Company records the various receivables from the customers and a corresponding payable to the related party. Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements. However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts. As such, these receivables and payables have been included in the financial statements in the amount of $693,142, of which $344,447 has been shown as current.

Item 2 - Management’s Discussion and Analysis

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services Company, Inc., its business and its financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

➢	We have not yet achieved profitability. Although we have implemented a number of programs to help us achieve profitability, we do not know yet whether they will be effective.
➢
We lack the capital necessary to significantly expand our business. Unless we expand our business sufficiently that our gross profit will exceed our administrative costs, we will not achieve profitability.

➢	Expansion of our business will require that we expand our accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent us from becoming profitable.

Because these and other risks may cause National Energy Services’ actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that National Energy Services will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

Overview of our Business

Since 1995 we have been engaged in the business of marketing energy management services to the long- term care industry. Recently we started marketing our services to the hospitality industry as well. We offer the “Facilities” in these industries a comprehensive energy management program, consisting of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and an ozone laundry system.

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

Since June 2004 we have been field-testing a Web-based online energy management control system under the trademark “Powerweb.” The Powerweb system has been licensed by its owners to an Ohio limited liability company whose members are the Chairman and President of National Energy Services. When testing is completed, we will market Powerweb through a licensing arrangement with its owners. We expect Powerweb to be attractive to companies with multi-facility operations, thus gaining us more cost-efficient marketing. We also expect that Powerweb will enable us to expand beyond our current focus on the long-term care and hospitality industries.

Results of Operations

The Company’s revenue for the nine months ended July 31, 2006 was 15% less than its revenue for the nine months ended July 31, 2005. During the nine months ended July 31, 2006, we realized revenue from three distinct sources:

Equipment Sales. Our revenue of $832,399 from sales of capital equipment during the nine months ended July 31, 2005 was nearly identical to revenue from capital equipment sales in the nine months ended July 31, 2005. We have prepared a high volume of proposals in the first half of 2006, which we hope to turn into signed contracts and new projects in the fourth quarter.

Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services represented 2% of total revenue for the nine months ended July 31, 2006. We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees. A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 5% of total revenue for the nine months ended July 31, 2006. As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Through the second quarter of fiscal 2006 our revenue was approximately double the revenue from the first two quarters of 2005. However in the third quarter, which ended on July 31, 2006, we recorded only $37,169 in revenue, due to the fact that we completed only $14,776 in equipment sales. The primary reason for the reduction in sales was the failure of our sales staff to close sales. In response we have hired five new salesmen, and management has increased the time it spends directing the sales staff. As a result, sales for the 4th quarter of 2006 have returned to the levels experienced in the first two quarters of fiscal year 2006.

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

Our gross margin during the nine months ended July 31, 2006 was 53%, compared to 60% gross margin for the nine months ended July 31, 2005. Our gross margin depend primarily on product mix and volume of business. Generally, we realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems. In the coming year we anticipate that lighting will represent a growing portion of our business. As a result, we expect that our gross margin may fall below current levels.

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

Our operating expenses for the nine months ended July 31, 2006 totaled $647,266, a decrease of $246,664 compared to the nine months ended July 31, 2005. The decrease was due to an improvement in the management of these fixed operating expenses. There was a reduction of $91,116 in selling expenses for the nine months ended July 31, 2006. The Company reduced sales salaries and conventions expense. There was also a reduction in administrative expenses of $152,842 for the nine months ended July 31, 2006. A primary reason for that reduction was the legal expenses that we incurred in the six months ended April 30, 2005 in connection with our negotiations with PPL. The Company also did not have any administrative expenses to PPL due to the settlement in March of 2005. The Company is making a clear effort to reduce costs and improve the management of day to day operations.

Interest expense for the nine months ended July 31, 2006 was $28,348, compared to interest expense of $36,110 incurred in the nine months ended July 31, 2005.

The Company reported a net loss of $205,960 for the nine months ended July 31, 2006 as compared to a net loss of $293,016 for the nine months ended July 31,2005.

Liquidity and Capital Resources

In 2004 PPL Spectrum, Inc. (“PPL”) terminated the arrangement under which it had previously provided equipment financing to the Company’s customers. Effective March 1, 2005 the Company assigned to PPL all of the notes receivable that arose from customer financing provided by PPL. In turn, PPL released the Company from the corresponding notes payable to PPL.

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-
The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2006 outstanding under this note was $184,359 of which $27,287 is reflected as current liabilities.

-
The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of July 31, 2006, the balance of the debt was $115,200, of which $10,581 is reflected as a current liability.

-
The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of July 31, 2006, the balance on this obligation was $127,867 of which $11,745 is reflected as current liabilities.

The table below sets forth out debt service obligations as of July 31, 2006.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Loans Payable - Stockholder	$19,500	$19,500	$0	$0	$0
Charter - Notes payable	$693,142	$344,447	$346,821	$1,874	$0
PPL Promissory Note	$184,359	$27,286	$61,555	$72,199	$23,319
PPL Bad Debt Reserve	$115,200	$10,581	$23,161	$26,106	$55,352
PPL Bankruptcy Reserve	$127,867	$11,745	$25,707	$28,977	$61,439
Bank Note Payable	$66,664	$28,572	$38,092	$0	$0
Operating Leases	$29,583	$21,994	$7,589	$0	$0
TOTAL	$1,236,315	$464,124	$502,925	$129,156	$140,110

Primarily as a result of the capitalization of the Company’s obligations to PPL, the Company’s working capital deficit has increased by $263,964 since October 31, 2005. The deficit is now $798,767. We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines. We expect that we will continue to have a working capital deficit until we significantly increase revenues. This situation exists primarily because of the losses we have incurred in recent years. But it is also caused in part by our financing arrangements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Item 3 - Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 2 Changes in securities and small business issuer purchase of equity securities

None.

Item 3 Defaults upon senior securities

None

Item 4 Submission of matters to a vote of security holders

None.

Item 5 Other information

None

Item 6 Exhibits

31.1	Rule 13a-14(a) Certification - Chief Executive Officer
31.2	Rule 13a-14(a) Certification - Chief Financial Officer
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2006	NATIONAL ENERGY SERVICES COMPANY, INC.

	By:	/s/ John O’Neill
John O’Neill, Chief Executive Officer

	By:	/s/ John Grillo
John Grillo, Chief Financial Officer