Form 10KSB
period 2006-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2007-01-29
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2006

                or

|   |

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC
(Exact name of small business issuer in its charter)

Nevada	52-2082372
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3153 Fire Road, Suite 2C, Egg Harbor Township, NJ	08234
(Address of principal executive offices)	(Zip Code)
(800) 758-9288
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

 Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes |X|   No |  |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |  |   No |X|

The issuer’s revenues for its most recent fiscal year were $1,149,453.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $1,802,954.

The number of shares outstanding of the issuer’s common stock, as of January 25, 2007 was 27,676,576.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  Among the more significant factors are:

●We have not been profitable in recent years.  Although we have implemented a number of programs to help us achieve profitability, we do not know yet whether they will be effective.

● We lack the capital necessary to significantly expand our business.  Unless we expand our business sufficiently that our gross profit will exceed our administrative costs, we will not achieve profitability.

● Expansion of our business will require that we expand our accounting and other internal management systems.  Such an expansion may lead to inefficiencies that could prevent us from becoming profitable.

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

ITEM 1.

DESCRIPTION OF BUSINESS

Business of the Company

John Grillo, our President, organized the predecessor to National Energy Services in 1995 to engage in the business of marketing aggregated energy management services to the long term care industry.  Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program (the “Program”) for the long term care industry.  In 2005 we expanded our business model to market the Program to hospitality facilities as well as long term care facilities ("Facilities").  The Program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry systems ("OLS").

Our Energy Gatekeeper Program (“Gatekeeper”) is a combined service and equipment financing contract under which we provide the Facility with all of its energy services and assist the Facility in obtaining financing for our energy services.  The Facility may obtain new energy-efficient lighting, an ozone laundry support system, HVAC systems and other energy-efficient capital improvements. We price the Gatekeeper so that the Facilities will cover the financing cost of the upgrades through monthly energy savings generated by the energy system improvements.  There are minimal or no out-of-pocket costs to the Facility, since the capital costs for the Gatekeeper are funded by a third party lender and typically amortized over a sixty-month period during which we project that the energy savings will equal or exceed the Facility’s financing costs.

Financing Arrangements

We currently offer the Facilities several financing alternatives through various lending sources.  Facilities may purchase our upgrade equipment and obtain purchase financing from Charter Management, LLC ("Charter") or they may lease the equipment from U.S. Energy Capital ("US Capital").

Charter is owned by John O'Neill and Deborah O’Neill, who have a controlling equity interest in National Energy Services as well.  In 2003 we executed a master agreement with Charter under which Charter offers financing to our customers for the energy upgrades and retrofits that we sell to the Facilities.  In each case, Charter has the right to perform a credit analysis of the Facility on which the Project will be performed and to reject any unfit candidate.  Charter will also utilize a credit analysis to determine interest rate and term of repayment.  Once Charter agrees to fund a Project, we sign a separate Project Loan Agreement with Charter acknowledging our responsibility for all loan payments in the event the Facility defaults.  Charter then pays us the contract price for the upgrade as we perform the work.  We collect the monthly finance charges from the Facility and may charge a 1% administrative fee in connection therewith.  We then use those funds to make the payments due to Charter.

At the beginning of fiscal year 2005, we developed arrangements in which US Capital offers our customers equipment lease financing for the capital equipment involved in the Program.  Unlike our arrangement with Charter, in which National Energy Services assumes a direct payment obligation to Charter that we pass through to our customer, Facilities that choose the leasing option become directly indebted to the leasing company.

Principal Products and Services

The principal products and services offered in the Program are the Ozone Laundry System (OLS), Lighting Upgrades, Mechanical Systems (HVAC), Water/Sewer Conservation Methods and Energy Management.

Ozone Laundry System (OLS).  OLS is a system that can reduce a Facility’s laundering costs by more than 50%, primarily by eliminating the need for hot water during the washing process. The OLS injects activated oxygen (ozone) into the wash and rinse water, with the result that the laundry is cleaned and completely disinfected.  Ozone is a powerful oxidant that is more effective than chlorine, but without chlorine's dangerous properties.  Various studies have shown that using ozone in laundering is far more effective than conventional disinfectants against microorganisms and viruses. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced.  Energy bills are also greatly reduced because ozone is only active in cold water; eliminating the need to buy natural gas or other energy sources to heat the water. The savings to the Facility are substantial since laundering expense is one of the most significant expense items in a Facility’s budget.

Lighting Upgrades.  We provide Facilities with energy-efficient lighting upgrades or retrofits (“Lighting Upgrades”).  The Lighting Upgrades can reduce the Facility’s energy consumption and prevent pollution while delivering comparable or better lighting. For example, a Lighting Upgrade in a typical 120 bed nursing home can reduce energy usage by 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400.  This calculation of average savings is based on our own engineering studies and actual results in more than 100 installations.

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

Mechanical Systems/HVAC.  The installation of state-of-the-art, energy conserving boilers, heating and air conditioning units and other mechanical equipment can improve a Facility’s operating efficiency and increase its productivity.  Retrofitting outdated systems with new equipment not only saves energy dollars, but reduces repair and maintenance expense. The impact of environmental improvements such as improved air quality and increased comfort levels can make a noticeable positive impact on the Facility’s residents and employees.

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

     -    The Medicaid utilities reimbursement structure assures a Facility’s ability to pay.

In addition to capitalizing on our track record in the skilled nursing facility industry, we are working to penetrate the hospitality industry, which is also a major consumer of energy. The addressable market of approximately 30,000 hotels/motels is much larger than the skilled nursing industry. We are proceeding carefully, looking to field test our equipment in several locations with several chains, much in the way we initially approached the nursing home market. To assist us in this area, we have recently engaged a new salesperson, who has existing relationships in the hotel industry.

Additionally we are starting to penetrate the warehouse, freight distribution and manufacturing sectors, offering the T-5 lighting system.  This is a relatively new way to light traditional steel pre-fabricated buildings.  This lighting system, which consumes 50% less energy than conventional metal halide and high-pressure sodium HID fixtures, also provides better quality of light, increased productivity, and lower maintenance costs.

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

Governmental Regulation

The government regulations applicable to the health care and hospitality industries are in many ways unique.  State regulations include specifications for HVAC, lighting, water quality and laundry equipment.  It is our responsibility to find supplies and equipment that meet and/or surpass the regulatory guidelines.  Guidelines vary from state to state.  It is critical for us to become familiar with each state’s regulations and policies regarding each energy conservation measure (“ECM”) before we start to market and install the particular ECM in any given state.

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

The procedures and policy section is what most effects the installation of the OLS. Since these procedures and policies are left to the individual Facility to develop, it is common practice to follow the “manufacturers specifications” when it comes to disinfection.  Because standard laundering procedures use chlorine bleach to disinfect the linen, the “manufacturers specifications” often require 160 degree water because that is the water temperature in which chlorine bleach is most effective.  While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations:  Maryland and Massachusetts. To overcome the minimum wash water temperature requirements, we presented Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect.  We have been successful in this endeavor and have received waivers from both states to install the OLS.

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

ITEM 2.

DESCRIPTION OF PROPERTY

We currently lease our executive offices at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey from Howard R. Bensel, Jr. on a month-to-month basis, since the four year lease for the premises expired last summer. The property consists of approximately 1,800 square feet of finished office space, for which we pay $1,876 per month.  We believe that the foregoing space is adequate to meet our current and planned operations.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2006 the holders of a majority of the voting power consented to the adoption of an amendment to our Certificate of Incorporation.  The amendment increased the authorized common stock from 20,000,000 shares to 150,000,000 shares.  Consents to the amendment were given by the holders of 6,791,602 common shares and 189,389 shares of Series A Preferred Stock.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.  The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS.OB” since September 26, 2006.  Set forth below are the high and low bid prices for period from September 31, 2006 through October 31, 2006.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Period Ending	High	Low

October 31, 2006	$ .25	$ .22

(b)  Holders.  There are 105 holders of record of our common stock.

(c)  Dividend Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year. We have not authorized any such plan for the fiscal year ended October 31, 2007.

(e)  Recent Sales of Unregistered Securities.

In September 2006 National Energy Services issued a total of 860,000 shares of common stock to four employees and four contract salespersons.  The shares were issued in compensation for services, and were valued at $.18 per share, the market value of the shares on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about National Energy Services, and who were acquiring the shares for their own accounts.  There were no underwriters.

In September 2006 National Energy Services issued 250,000 shares of common stock to a consultant.  The shares were issued in compensation for services, and were valued at $.18 per share, the market value of the shares on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

(f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2006

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION.

Results of Operations

The Company’s revenue for the year ended October 31, 2006 was 5% more then the revenues for the year ended October 31, 2005.  During the year ended October 31, 2006, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $1,065,003 for the year ended October 31, 2006, which is 7% higher then the level the equipment sales were for the year ended October 31, 2005.   The 2006 sales represent 93% of our total revenue for the period.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 2% of total revenue for the year ended October 31, 2006.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 5% of total revenue for the year ended October 31, 2006.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Recently we have implemented a number of initiatives designed to increase our revenue in the coming months.  We have established relationships with an equipment leasing company, so we can now offer prospective clients a choice of financing options.  In addition, we have revised our internal procedures for evaluation of the credit worthiness of potential clients in order to substantially hasten the process, thus enabling our sales staff to close contracts more efficiently.  Our expectation is that these initiatives, combined with increased demand for our services due to the recent surge in energy prices, will enable us to expand our operations in the coming months.  As we entered the 2007 fiscal year, we had a high volume of proposals pending that we hoped to turn into signed contracts.  During the first quarter of fiscal 2007 we have already signed and completed approximately $374,000 in equipment installations.  We have additional installations scheduled for the second quarter of 2007.  So we expect gradual growth in revenue for the near future.

National Energy has also begun to explore new customer bases.  To date our typical customer has been the long term care facility.  The Company is now quoting business to the warehouse, freight distribution, manufacturing and hospitality industries.  These new areas will take some time to develop, however.

Our gross margin during the year ended October 31, 2006 was 53%, compared to 44% gross margin for the year ended October 31, 2005.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems. On additional reason for the improvement in 2006 was our ability to price our contracts somewhat higher.

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

Our operating expenses for the year ended October 31, 2006 totaled $1,195,188, an increase of $43,568 compared to the year ended October 31, 2005.   On the positive side, despite the increase in sales, we realized a reduction of $232,675 in selling expenses during the year ended October 31,

2006.  This resulted from management’s ongoing efforts to market more efficiently.  We also realized a substantial reduction in legal expenses, which had been a significant burden in fiscal 2005 when we negotiated our settlement with PPL.  Those improvements were more than offset, however, by (a) the $199,800 expense we incurred as a result of issuing stock to our employees and consultants, (b) the expensing in 2006 of a $98,976 loan made to our President prior to 2002.

Interest expense for the year ended October 31, 2006 was $37,213, compared to interest expense of $48,506 incurred in the year ended October 31, 2005.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

As a result of the factors listed above, the Company reported a net loss of $609,601 for the year months ended October 31, 2006, as compared to a net loss of $707,106 for the year ended October 31, 2005.  Until we increase our revenues to a level adequate to cover our overhead expenses, we will continue to incur losses.

Liquidity and Capital Resources

During the past year, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provides financing for many of the Facilities to which we sell our Program.  When it does so, we sign a note payable to Charter in the amount of the financing.  At the same time we receive from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we add a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.  During fiscal year 2006, however, because we lacked the working capital necessary to sustain our operations, Charter Management permitted us to delay a total of $345,072 in payments, effectively lending us that amount.

Our working capital has been impaired, in part, by the nature of our business contracts.  In most of our sales arrangements, we must complete the job, pay for all costs incurred, and obtain a completion certificate before we can submit an invoice for reimbursement to the lender or lessor.  Only then will we collect the cash payment for the job.  This procedure creates a delay of approximately thirty days before we receive funds.  Until we reach a level of operations in which we are completing jobs on a consistent basis, this delay in receiving payment for jobs will impair our ability to fund our operations.

The Company’s working capital deficit has increased by $487,249 since October 31, 2005.  At October 31, 2006 the deficit was $1,022,052.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at October 31, 2006 outstanding under this note was $177,740 of which $27,836 is reflected as current liabilities.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of October 31, 2006, the balance of the debt was $112,614, of which $10,741 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of October 31, 2006, the balance on this obligation was $124,996, of which $11,921 is reflected as current liabilities.

The table below sets forth out debt service obligations as of October 31, 2006.

		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Loans Payable – Stockholder/employee	$ 19,500	$ 19,500	$ 0	$ 0	$ 0
Charter – Notes payable	$ 589,469	$353,124	$ 236,345	$ 0	$ 0
PPL Promissory Note	$ 177,740	$ 27,836	$ 98,153	$ 51,751	$ 0
PPL Bad Debt Reserve	$ 112,614	$ 10,741	$ 36,363	$ 28,134	$ 37,376
PPL Bankruptcy Reserve	$ 124,996	$ 11,922	$ 40,362	$ 31,227	$ 41,485
Bank Note Payable	$ 59,521	$ 28,572	$ 30,949	$ 0	$ 0
Operating Leases	$ 22,572	$ 16,241	$ 4,921	$ 0	$ 0
TOTAL	$1,106,412	$467,936	$ 442,172	$111,112	$ 78,861

Our assets totaled $722,235 and $1,194,437 as of October 31, 2006 and 2005, respectively.  On both dates our assets consisted primarily of notes receivable from our customers who financed through Charter Management.  Our assets at October 31, 2006 included notes receivable with a book value of $589,469.  The decrease in assets during fiscal year 2006 was primarily a result of the fact that a smaller percentage of our customers are financing through Charter Management – so we are adding notes at a slower rate than we are amortizing the existing notes.

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

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2006, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.

The estimate was our determination, detailed in Note 10 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward.  The primary reason for the determination was our lack of certainty as to whether we will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if, as the Company grows, it issues a material amount of capital stock to attract executives and experienced managers to the Company.

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Report of the Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form     10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

 (a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
John T. O’Neill	49	Chairman of the Board, Chief	2004
		Executive Officer, Director	2001
John A. Grillo	45	President, Chief Financial
		Officer, Director
Deborah O’Neill	48	Secretary, Treasurer, Director	2004
Rusty J. Gramiak	49	Vice-President of Operations	--
Patricia A. Palmieri	40	Controller	--

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

John T. O'Neill.   Mr. O’Neill has been involved in the nursing home industry for over thirty years.  For more than the past five years, Mr. O’Neill has been employed as CEO of O’Neill Management LLC., which is involved in the development, construction and operation of healthcare facilities.  Mr. O’Neill is also the CEO of Charter Management, LLC, which provides financing programs for the development of long-term care facilities.  Mr. O’Neill attended Bowling Green State University and Ohio State University, where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator.  Mr. O’Neill is married to Deborah F. O’Neill, the Company’s Secretary and Treasurer.

John A. Grillo.  Mr. Grillo organized National Energy Services Company in 1996, and has served as its Chief Executive Officer since that time.  Prior to organizing National Energy Services Company, Mr. Grillo was employed in a number of capacities in the field of electrical engineering.  In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long-term care industry. He is an Environmental Protection Agency certified lighting surveyor.  Mr. Grillo attended Northeastern University’s School of Electrical Engineering Technology from 1979 to 1983.

Deborah F. O'Neill.  Ms. O’Neill is a Certified Public Accountant with experience in auditing, income tax preparation and real estate development.  For more than the past five years, Ms. O’Neill has been employed by O’Neill Management LLC with responsibilities in financial management.  She is also employed in the financial management of Charter Management, LLC.  Previously, Ms. O’Neill was a founder and CFO of a software development company that offered turnkey accounting and medical computer systems to long term care facilities in Ohio, Pennsylvania, Connecticut and several other states.  Ms. O’Neill graduated from Kent State University magna cum laude with a Bachelor of Business Administration degree in Accounting.  Ms. O’Neill is married to John T. O’Neill, the Company’s Chairman.

Rusty J. Gramiak.  Mr. Gramiak has been employed as the Vice President of Operations of National Energy Services Company since 2000. Prior to assuming that position, Mr. Gramiak was involved in the Company’s sales operations.  From 1996 to 1998 Mr. Gramiak was employed as a lighting surveyor and an installer of energy efficient lighting for GEC Lighting Company in Margate, New Jersey.

Patricia A.  Palmieri.  Ms. Palmieri has been employed as the Company’s Controller since March 2004.  Prior to joining the Company, Ms.  Palmieri had 14 years of accounting-related experience in industries such as home mortgages and auto financing.  Specifically, from January 2003 until March 2004 Ms. Palmieri was an accountant for a soil remediation company.  Prior to 2003, Ms. Palmieri was the Assistant Controller for a landscaping company.  Ms. Palmieri has a Bachelor of Arts in Accounting and a Masters in Business Administration.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The Board of Directors does not have an audit committee financial expert.  The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company’s poor financial condition.

Code of Ethics

The Company has adopted a written code of ethics applicable to its executive officers.  A copy of the Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2006, except that Messrs. O’Neill, Grillo and Gramiak and Ms. O’Neill were late in filing their Form 3’s.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by National Energy Services, Inc. to John O’Neill, its Chief Executive Officer, and John Grillo, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended October 31, 2006, 2005 and 2004.  There were no other executive officers whose total salary and bonus for the fiscal year ended October 31, 2006 exceeded $100,000.

     Compensation

Year

Salary

Other(1)

John T. O’Neill

2006

$0

2005

$0

2004

$0

John A. Grillo

2006

$121,984

  8,500

2005

$121,984

11,100

2004

$121,984

11,100

     _______________________

     (1)   “Compensation: Other” includes certain health and life insurance benefits paid by the Company on behalf of the employee.

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended October 31, 2006 and those options held by him on October 31, 2006.

Option Grants in the Last Fiscal Year

Percent

of total

Potential realizable

Number of

options

value at assumed

securities

granted to

annual rates of

underlying

employees

Exercise

appreciation of

option

in fiscal

Price

Expiration

for option term

Name

granted

year

($/share)

Date

     5%         10%

John O’Neill             0

 N.A.

   N.A.

    N.A.

      0             0

Aggregated Fiscal Year-End Option Values

Number of securities underlying

Value of unexercised in-the-money

unexercised options at fiscal

options at fiscal year-end ($)

Name

year-end (#) (All exercisable)

(All exercisable)

John O’Neill                0

0

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

John T. O’Neill, our Chief Executive Officer, and John A. Grillo, our Chief Financial Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 27,676,576 shares of our common stock and no other equity securities outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of

           Amount and Nature

        Aggregate

Beneficial Owner(1)

        of Beneficial Ownership

   Percent of Class

John & Deborah O’Neill

            14,301,862(2)

51.7%

John A. Grillo

 3,098,300

11.2%

Current executive officers and

directors as a group (4 persons)

17,660,162

63.8%

_____________________________

(1)  The address of each shareholder, unless otherwise noted, is c/o National Energy Services Company, Inc., 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234.

(2)  Includes 13,847,316 shares owned by Charter Management LLC, of which Mr. and Mrs. O’Neill are the sole members and managers.

Equity Compensation Plan Information

The Company did not have any equity plans as of October 31, 2006.

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

3-a

Articles of Incorporation filed February 17, 1998. (1)

3-a(1)

Certificate of Amendment of Articles of Incorporation filed October 29, 2001. (1)

3-a(2)

Certificate of Amendment of Articles of Incorporation, effective as of November 20, 2006 – filed as an exhibit to the Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

3-b

Bylaws. (1)

10-a

Master Agreement with Charter Management LLC. (2)

10-b

Sample funding agreement with Charter Management. (2)

14

Code of Ethics and Business Conduct - Filed as an exhibit to the Company's Annual Report on Form 10KSB for the year ended October 31, 2003 and incorporated herein by reference.

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification – CFO

32

Rule 13a-14(b) Certifications

-------------------------------------------------

(1)  Filed as an exhibit to the Company's Registration Statement on Form 10-SB on November 14, 2002 and incorporated herein by reference.

(2)  Filed as an exhibit to the Company's Amended Registration Statement on Form 10-SB on November 6, 2003 and incorporated herein by reference.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $32,739 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements and review of the financial statements included in our fiscal 2006 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $25,250 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements and review of the financial statements included in our fiscal 2005 10-QSB filings.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $4,500 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $4,000 to the Company during fiscal 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $5,000 to the Company in fiscal 2006 and $5,000 in fiscal 2005 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets – Years Ended October 31, 2006 and

      2005 (restated)

F-3

Consolidated Statements of Operations – Years Ended October 31,

      2006 and 2005

F-4

Consolidated Statements of Changes in Stockholders (Deficit) –

     Years Ended October 31, 2006 and 2005

F-5

Consolidated Statements of Cash Flows – Years Ended October 31,

      2006 and 2005

F-6

Notes to Consolidated Financial Statements

F-8

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828   Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National Energy Services Company, Inc.

Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2006 and 2005 that has resulted in substantial accumulated deficits.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As noted in Note 12, the Company has restated it previously issued consolidated financial statements for the year ended October 31, 2005 to properly reflect the inclusion of various related party notes receivable and payable associated with a related party.  The effect of this restatement was to include the various financing arrangements held with a related party, who provides financing to the Company.  This change had no effect on net loss for the year ended October 31, 2005.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Gibbsboro, New Jersey

January 5, 2007

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2006 AND 2005

ASSETS		RESTATED
	2006	2005

Current Assets:
Cash and cash equivalents	$16,521	$51,825
Accounts receivable, net	93,311	86,981
Notes receivable - employees	3,296	102,303
Notes receivable - related parties, current portion	353,124	360,910
Prepaid expenses and other current assets	13,901	11,427
Total Current Assets	480,153	613,446

Fixed assets, net of depreciation	5,737	7,360
Notes receivable - related parties, net of current portion	236,345	573,631
TOTAL ASSETS	$722,235	$1,194,437

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of long-term debt	$79,071	$75,621
Notes payable - related parties	353,124	345,928
Accounts payable and accrued expenses	125,881	161,174
Due to related parties	944,129	565,526
Total Current Liabilities	1,502,205	1,148,249

Long-term debt, net of current portion	395,800	474,871
Notes payable - related parties, net of current portion	236,345	573,631
Total Lomg-term Liabilities	632,145	1,048,502

Total Liabilities	2,134,350	2,196,751

STOCKHOLDERS' (DEFICIT)
Preferred stock, Series A, $.001 Par Value, 500,000 shares
authorized 187,389 shares issued and outstanding at October 31, 2006 and 2005, respectively	187	187
Common Stock, $.001 Par Value; 20,000,000 shares authorized,
16,808,014 and 15,698,014 shares issued and outstanding at
October 31, 2006 and 2005, respectively.	16,808	15,698
Additional Paid-in Capital	2,652,108	2,453,418
Accumulated Deficit	(4,081,218)	(3,471,617)
Total Stockholders' (Deficit)	(1,412,115)	(1,002,314)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$722,235	$1,194,437

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	2006	2005

OPERATING REVENUES
Equipment sales	$1,065,003	$990,054
Management revenue	17,763	57,138
Energy management revenue	66,687	43,424

TOTAL OPERATING REVENUES	1,149,453	1,090,616

COST OF SALES	538,048	607,662

GROSS PROFIT	611,405	482,954

OPERATING EXPENSES
Selling expenses	211,831	444,506
General and administrative expenses	980,234	700,971
Depreciation and amortization	3,123	6,143
Total Operating Expenses	1,195,188	1,151,620

LOSS BEFORE OTHER INCOME (EXPENSE)	(583,783)	(668,666)

OTHER INCOME (EXPENSE)
Miscellaneous income	11,395	10,066
Interest expense	(37,213)	(48,506)
Total Other (Expense)	(25,818)	(38,440)

LOSS BEFORE PROVISION FOR INCOME TAXES	(609,601)	(707,106)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(609,601)	$(707,106)

NET LOSS PER BASIC AND DILUTED SHARES	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	15,805,110	15,698,014

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Total
Balance, October 31, 2004	187,389	$187	15,698,014	$15,698	$2,453,418	$(2,764,511)	$(295,208)
Net loss for the year	-	-	-	-	-	(707,106)	(707,106)

Balance, October 31, 2005	187,389	187	15,698,014	15,698	2,453,418	(3,471,617)	(1,002,314)

Issuance of common stock for services	-	-	250,000	250	44,750	-	45,000
Issuance of common stock for compensation	-	-	860,000	860	153,940	-	154,800

Net loss for the year	-	-	-	-	-	(609,601)	(609,601)

Balance, October 31,2006	187,389	$187	16,808,014	$16,808	$2,652,108	$(4,081,218)	$(1,412,115)

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

		RESTATED
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(609,601)	$(707,106)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	3,123	6,143
Common stock issues for services	45,000	-
Common stock issues for compensation	154,800	-

Changes in assets and liabilities
(Increase) in accounts receivable	(6,330)	(43,865)
(Increase) decrease in prepaid expenses and other current assets	(2,474)	191,703
Decrease in other assets	-	88,521
(Decrease) in accounts payable and accrued expenses	(35,291)	(60,708)
Total adjustments	158,828	181,794

Net cash (used in) operating activities	(450,773)	(525,312)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(1,500)	-
Net proceeds from advances from employees	99,007	72,373
Net proceeds notes receivable - related parties	345,072	3,278,392

Net cash provided by investing activities	442,579	3,350,765

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2006 AND 2005

		RESTATED
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Net reduction in long-term debt	$(405,713)	$(3,307,117)
Net proceeds note payable - related party	378,603	460,266
Net cash (used in) financing activities	(27,110)	(2,846,851)

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(35,304)	(21,398)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	51,825	73,223

CASH AND CASH EQUIVALENTS - END OF YEAR	$16,521	$51,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$37,213	$48,506
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Issuance of common stock for services	$45,000	$-
Common stock issued for compensation	$154,800	$-
Debt incurred for settlement of bad debts	$-	$129,147
Debt incurred for establishment of contingent liability	$-	$140,709

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 1 -

NATURE OF BUSINESS

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 ("NESNJ"), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, pursuant to which the shareholders of NESNJ on October 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ, which became a wholly owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method of accounting.

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

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2002, the Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables", which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables.  The Company’s Gatekeeper Program, in which the Company bundles its energy management service package with an installation agreement, is such an arrangement.  Accordingly, the Company adopted the principles set forth in EITF 00-21 on November 1, 2003 with respect to the fiscal year that commenced on

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

that date.  The adoption of the principles of EITF 00-21 has not had a material effect on the Company’s financial statements, since it was liabilities subsequently measured at fair value and additional disclosures for all the Company’s policy prior to implementation of EITF 00-21 that the Company bills separately for the energy management services and the installation, and that one service is not contingent on the other.

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with the provisions of the Statement of Financial Concepts No. 5 (SFAC), “Recognition and Measurement in Financial Statements of Business Enterprises.”

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to

$100,000.  As of October 31, 2006 and 2005, the Company did not have any cash or cash equivalents in excess of the federally insured limits.

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

The following is a reconciliation of the computation for basic and diluted EPS:

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

	October 31,	October 31,
	2006	2005

Net Loss	$(609,601)	$(707,106)
Weighted-average common
shares outstanding (Basic)	15,805,110	15,698,014

Weighted-average common stock
equivalents:
Stock options and warrants	-	-
Weighted-average common shares
Outstanding (Diluted)	15,805,110	15,698,014

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.  There were no outstanding options and/or warrants available at October 31, 2006 and 2005 respectively.  The Company does have common stock equivalents associated with their preferred stock.  These shares can be converted to 10,868,562 shares of common stock, based on a conversion ratio of 58:1.

As of November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, completed the process of conversion of 187,389 shares of preferred stock to 10,868,562 shares of common stock.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,242 and $3,122 for the years ended October 31, 2006 and 2005, respectively.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

Through the end of fiscal 2005, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

Stock-Based Compensation

(APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosures”, an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.”  FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company intends to adopt FAS 123R using the “modified prospective” transition method, as defined in FAS 123R.  Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R is effective January 1, 2006.  The implementation of this standard did not have a material impact on its financial position, results of operations, or cash flows.

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

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Bad Debt

The Company reports receivables at their outstanding principal balance, adjusted for any charge-offs, allowances for losses or doubtful accounts, any deferred fees or costs on originated loans, and any unamortized premium or discount on purchased loans.

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  The majority of the bad debts expense for the fiscal year ended October 31, 2005 is related to the funding and subsequent expensing of the contingent liability associated with PPL Spectrum, Inc. (see Note 6).  Bad debt expense in total for the years ended October 31, 2006 and 2005 was $132,142 and $185,344, respectively.

Recent Accounting Pronouncements

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company does not anticipate the adoption of SFAS No. 154 to have a material Impact on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation

Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements.

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” – an intyerpretation of FASB Statement 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet analyzed the impact FIN 48 will have on its financial condition, results of operations, or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact

FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

Reclassification

Certain amounts included in the prior year’s consolidated balance sheet and the consolidated statements of operations and cash flows for the year ended October 31, 2005 have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net loss.

NOTE 3-

FIXED ASSETS

Fixed assets consist of the following at October 31, 2006 and 2005:

	2006	2005
Office equipment	$31,293	$29,793
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	36,300	34,800
Accumulated depreciation	(30,563)	(27,440)
Total	$5,737	$7,360

Depreciation expense was $3,123 and $6,143 for the years ended October 31, 2006 and 2005.

NOTE 4-

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  At October 31, 2006 and 2005, the Company has $93,311 and $86,981, respectively.  The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.

NOTE 5-

NOTES RECEIVABLE – EMPLOYEES

Prior to 2002, the Company entered into lending arrangements with a number of employees, officers and directors, and received notes for the amounts advanced by it.  The notes do not stipulate a repayment date.  Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate. The notes receivable –

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

employees due the Company at October 31, 2006 and 2005 are $3,296 and 102,302, respectively.

NOTE 6-

LONG-TERM DEBT

The Company has a $200,000 note, which carries an interest rate of the issuing bank’s prime rate plus 1% (9.75% at October 31, 2006). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of October 31, 2006 and 2005, the balance was $59,521 and $88,093 of which $28,572 and $28,572 is classified as current, respectively.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

Long-term debt also consists of residual liabilities arising from the Company’s now-terminated financing arrangements with PPL Spectrum, Inc. (“PPL”).  In prior fiscal years, PPL provided financing to the Company’s clients in connection with the Company’s Energy Gatekeeper Program.  Under its arrangement with PPL, the Company executed notes payable to PPL for the amount of the financing, and   took notes receivable from the client in like amount.

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of October 31, 2006 and 2005, the balance of the debt was $112,614 and $122,731, of which $10,741 and $10,117 is reflected as a current liability, respectively.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of October 31, 2006 and 2005, the balance was $124,996 and $136,225 of which $11,921 and $11,229 is classified as a current obligation, respectively.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balances at October 31,

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

2006 and 2005 outstanding under this note were $177,740 and $203,443 respectively of which $27,837 and $25,703 are classified as current.

During the year ended October 31, 2006, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of operations was represented by an interest expense of $30,303.

Current maturities of all long-term debt consisted of the following as of October 31, 2006:

2007

$ 79,071

2008

   82,779

2009

   60,570

2010

   62,478

2011

   67,086

Thereafter

             122,887

           $474,877

NOTE 7-

RELATED PARTY TRANSACTIONS

Due to related parties

Charter Management, LLC has funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $924,629 and $546,028 as of October 31, 2006 and 2005, respectively.  Therefore, the Company considers the loan payable due on demand and has classified it as a current liability.

In addition, the Company has a note payable with a stockholder of the Company in the amount of $19,500 at October 31, 2006 and 2005. This note has no stated interest rate or repayment terms.  Therefore, the Company has classified it as a current liability.

Notes receivable/payable – related party

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range from between 4 and 5 years with an interest rate between 8% and 9%.  The outstanding balance at

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

October 31, 2006 and 2005 is $589,469 and $919,558.  Principle maturity of these loans for the next three years is as follows:

2007

$ 353,124

2008

   217,115

2009

     19,230

Total

$ 589,469

NOTE 8-

STOCKHOLDERS’ (DEFICIT)

As of October 31, 2006, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock. At October 31, 2006 and 2005, the Company had 187,389 shares of preferred stock issued and outstanding, respectively. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.

On November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, completed the conversion process of 187,389 shares of preferred stock to 10,868,562 of common stock.

On September 26, 2006, the Board authorized an additional 1,000,000 shares of $0.001 par value preferred stock.  An 8K report was filed with the SEC on November 20, 2006.

As of October 31, 2006, the Company had 20,000,000 shares authorized of $0.001 par value common stock and 16,808,014 and 15,698,014 shares issued and outstanding at October 31, 2006 and 2005, respectively.

On September 26, 2006, the Board authorized an additional 130,000,000 shares of $0.001 par value common stock.  An 8K report was filed with the SEC on November 20, 2006.

In the fourth quarter of fiscal 2006, the Company issued 250,000 shares of common stock for services rendered. The value of the issuance of these shares was $45,000.   In addition, the Company issued 860,000 shares as compensation to various employees.  These shares had a market value of $154,800.

There were no options or warrants granted, exercised or expired by the Company for the years ended October 31, 2006 and 2005.  The Company does not have any options or warrants outstanding.

NOTE 9-

COMMITMENTS

Leases - Office

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. Payments under this

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

lease were $22,512 and $22,254 for the years ended October 31, 2006 and 2005, respectively.

The Company also had an office in Pennsylvania that had been under a one-year lease with a one-year extension that expired December 31, 2004. Payments under this lease were $0 for the years ended October 31, 2006 and 2005, respectively.

Leases - Equipment

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $5,231 and $10,979 for the years ended October 31, 2006 and 2005, respectively.

Future minimum lease commitments beyond one year at October 31, 2006 are as follows:

2006

          $  4,601

2007

4,601

2008

2,052

Total lease costs                     $11,254

NOTE 10

PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At October 31, 2006 and 2005, deferred tax assets consisted of the following:

    2006

                   2005

Deferred tax assets

         $1,347,000

           $  1,105,000

Less:  valuation allowance

          (1,347,000)

  (1,105,000)

Net deferred tax assets

$          -0-

$              -0-

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2006 AND 2005

At October 31, 2006 and 2005, the Company had a federal net operating loss carry forward in the approximate amounts of $4,081,000 and $3,471,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2006 and 2005 and has sustained large accumulated deficits that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12-

RESTATEMENT

The Company has restated its balance sheet for the year ended October 31, 2005 to include certain related party notes receivable and payable balances formerly excluded from its balance sheet.  It was determined that in accordance with Financial Interpretation 45, “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” since the Company had signed a separate financing agreement with this related party, this negated the original pass-through status it had earlier reported for certain transactions with unrelated entities.  This change had no effect on net loss for the year ended October 31, 2005.

NOTE 13-

SUBSEQUENT EVENTS

The Company has applied for an increase in the authorized level of its Series A, preferred stock and it common stock from its current levels of 500,000 to 1,500,000 shares and 20,000,000 to 150,000,000, respectively.

On November 27, 2006, the sole shareholder of the Series A preferred stock completed the conversion of said stock at a rate of 58:1 into 10,868,562 shares of common.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By: /s/ John T. O’Neill

     John T. O’Neill, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 29, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John T. O’Neill

John T. O’Neill, Director,

Chief Executive Officer,

/s/ John A. Grillo

John A. Grillo, Director,

Chief Financial Officer,

/s/ Deborah O’Neill

Deborah O’Neill, Director