Form 10QSB
period 2007-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2007-03-13
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC
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

March 12, 2007

Common Stock: 27,691,576

Transitional Small Business Disclosure Format (check one):       Yes [   ]      No   [X]

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED BALANCE SHEET

JANUARY 31, 2007

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 76,666
Accounts receivable, net	160,270
Notes receivable - related parties	1,457
Notes receivable - other, current portion	334,943
Prepaid expenses and other current assets	19,114
Total current assets	592,450

Fixed assets, net of depreciation	6,553
Notes receivable - other, net of current	180,071
TOTAL ASSETS	$ 779,074

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Note payable, bank - current portion	$ 28,572
Long-term debt - current portion	51,401
Notes payable - other, current portion	334,943
Accounts payable and accrued expenses	273,873
Notes payable - related parties	943,591
Total current liabilities	1,632,380

Long-term liabilities:
Note payable - bank, net of current portion	23,806
Long-term debt, net of current portion	351,658
Notes payable - other, net of current portion	180,071
Total long-term liabilities	555,535
Total liabilities	2,187,915

STOCKHOLDERS' (DEFICIT)
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
27,676,576 shares issued and outstanding	27,677
Additional Paid-in Capital	2,641,426
Accumulated deficit	(4,077,944)
Total Stockholders' (Deficit)	(1,408,841)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 779,074

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(Unaudited)

	2007	2006

OPERATING REVENUES
Equipment sales	$ 390,700	$ 149,154
Management revenue	6,592	4,881
Energy management revenue	19,532	14,161

Total Operating Revenues	416,824	168,196

COST OF SALES	201,271	72,460

GROSS PROFIT	215,553	95,736

OPERATING EXPENSES
Selling expenses	41,456	47,780
General and administrative expenses	161,441	137,775
Depreciation and amortization	684	1,014
Total Operating Expenses	203,581	186,569

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	11,972	(90,833)

OTHER INCOME (EXPENSE)
Interest expense	(8,699)	(9,746)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,273	(100,579)
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 3,273	$ (100,579)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.00	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
AND DILUTED SHARES OUTSTANDING	22,006,022	15,698,014

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 3,273	$ (100,579)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation and amortization	684	1,014

Changes in assets and liabilities
(Increase) in accounts receivable	(66,959)	(116,161)
(Increase) in prepaid expenses and other current assets	(5,213)	(9,501)
Increase in accounts payable and accrued expenses	147,993	16,306
Total adjustments	76,505	(108,342)

Net cash provided by (used in) operating activities	79,778	(208,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(1,500)	-
Net proceeds from notes receivable - related party	1,839	2,307
Net proceeds from notes receivable	74,455	82,203

Net cash provided by investing activities	74,794	84,510

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on note payable - bank	(7,143)	(7,143)
Principal payment on long term debt	(86,746)	(84,608)
Net increase (decrease) in note payable -related party	(538)	191,375
Net cash (used in) financing activities	(94,427)	99,624

NET INCREASE IN CASH
AND CASH EQUIVALENTS	60,145	(24,787)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	16,521	51,825

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 76,666	$ 27,038

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

(Unaudited)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 8,469	$ 9,746
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Preferred stock converted to common stock	$ 10,868	$ -

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 -

NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the October 31, 2006 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care and hospitality facilities.  The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment, ozone laundry support systems ("OLS”).  The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

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

After the different utility costs and the financing costs have been combined into one consolidated energy invoice, that invoice is sent to the facility and payment from the facility is remitted to the Company. Upon receipt of payment for the

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of January 31, 2007, the Company had $21,515 in excess of the federally insured limits.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended January 31, are as follows:

	2007	2006
Net Income (Loss)	$3,273	($100,579)

Weighted-average common shares outstanding
(Basic)	22,006,022	15,698,014
Weighted-average common stock equivalents:
Stock options and warrants
Preferred stock conversions	0	0
Weighted-average common shares outstanding
(Diluted)	22,006,022	15,698,014

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2006 because inclusion would have been anti-dilutive. There were no outstanding options and/or warrants available at January 31, 2007 and 2006 respectively.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $86 and $0 for the three months ended January 31, 2007 and 2006, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Through the end of fiscal 2005, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by FAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosures”, an amendment of FAS No. 123.  APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  FAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of FAS No. 123.

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

In January 2007, the Company entered into a contract with an Investor Relations firm.  Part of the compensation was the issuance of 15,000 shares of stock at $0.17 per share for a total of $2,550 in expense.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

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

NOTE 3-

FIXED ASSETS

Fixed assets consist of the following at January 31, 2007:

Office equipment	$32,793
Furniture and fixtures	2,107
Leasehold improvements	2,900
37,800
Accumulated Depreciation	(31,247)
Total	$ 6,553

Depreciation expense was $684 and $1,014 for the three months ended January 31, 2007 and 2006.

NOTE 4-

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  An allowance has not been established, as these customers have an excellent history of remitting payment.

NOTE 5-

NOTES RECEIVABLE – RELATED PARTIES

Prior to 2002, the Company entered into lending arrangements with various employees, officers and directors, and received notes for the amounts advanced by it.  The notes do not stipulate a repayment date.  Therefore, management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 6-

NOTE PAYABLE - BANK

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (9.75% at January 31, 2007). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of January 31, 2007, the balance was $52,378.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2007, the balance of the debt was $109,989, of which $10,903 is reflected as a current liability.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of January 31, 2007 the balance was $122,082 of which $12,102 is classified as a current obligation.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 7-

LONG-TERM DEBT (Continued)

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2007 outstanding under this note was $170,988, of which $28,396 is reflected as a current liability.

During the three months ended January 31, 2007, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $7,047.

Current maturities of all long-term debt consisted of the following as of January 31, 2007:

2007

$   79,973

2008

     78,983

2009

     59,235

2010

     63,599

2011 and Thereafter

   173,647

            $ 455,437

NOTE 8-

NOTES PAYABLE – RELATED PARTIES

The Company has a note payable with a stockholder of the Company in the amount of $19,500 at January 31, 2007. This note has no stated interest rate or repayment terms.  Therefore, the Company has classified it as a current liability.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $924,091 as of January 31, 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 9-

STOCKHOLDERS’ (DEFICIT)

As of January 31, 2007, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.

On November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, converted all 187,389 outstanding shares of preferred stock into 10,868,562 of common shares.

As of January 31, 2007, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 27,676,576 shares issued and outstanding.

NOTE 10-

COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2005, and was renewed on a two-year basis. Payments under this lease were $5,628 and $5,628 for the three months ended January 31, 2007 and 2006, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $1,289 for the three months ended January 31, 2007.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2006:

2007	$10,488
2008	5,073

Total lease costs	$15,561

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

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

At January 31, 2007 and 2006 deferred tax assets approximate the following:

	2007	2006
Deferred tax assets	$1,223,000	$1,072,000
Less: valuation allowance	(1,223,000)	(1,072,000)

Net deferred tax assets	$ 0	$ 0

At January 31, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $4,078,000 and $3,572,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12-

GOING CONCERN

The Company incurred net losses for the years ended October 31, 2006 and 2005 and has substantial accumulated deficits.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2007 AND 2006

(UNAUDITED)

NOTE 13-

RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $515,014, of which $334,943 has been shown as current.

Item 2 – Management’s Discussion and Analysis

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services Company, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢

We have not yet achieved sustained profitability.  Although we have implemented a number of programs to help us achieve profitability, we do not know yet whether they will be effective.

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

Overview of our Business

Since 1995 we have been engaged in the business of marketing energy management services to the long- term care industry.  Recently we started marketing our services to the hospitality industry as well.  We offer the “Facilities” in these industries a comprehensive energy management program, consisting of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and an ozone laundry system.  In February we initiated a new division what also offers the Facilities a comprehensive telecommunications services analysis.

Most of the Facilities that we serve are able to amortize the capital cost of our program through the monthly energy savings that our program provides.  To assist the Facilities in funding the capital cost, we have engaged U.S. Energy Capital to offer leasing plans to the Facilities.  In any of these arrangements, we generally package the loan/lease with several energy management services and a long-term energy supply contract, and then provide the Facility a single monthly invoice for its energy usage, energy management services and loan/lease payments.  We expect that this recent expansion of the financing options that we offer potential clients will aid our efforts to significantly expand our operations.  We expect our business also to be aided by the recent explosive growth in energy costs, which makes the conservation program that we offer proportionately more valuable to the Facilities.

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

Results of Operations

The Company’s revenue for the three months ended January 31, 2007 was 148% higher then the revenues for the three months ended January 31, 2006.  During the three months ended January 31, 2007, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $390,700 for the three months ended January 31, 2007, which is over 160% higher than the $149,154 in equipment sales reported for the three months ended January 31, 2006.  Capital equipment sales represented 94% of our total revenue for the first quarter of fiscal 2007.  The high volume of proposals prepared during 2006 has resulted in a significant increase in signed contracts and scheduled work for 2007.  We are continuing the same process of generating proposals in 2007, and expect to sustain the increased level of activity.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 2% of total revenue for the three months ended January 31, 2007.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the three months ended January 31, 2007.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the three months ended January 31, 2007 was 52%, compared to 57% gross margin for the three months ended January 31, 2006.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the three months ended January 31, 2007 totaled $203,581, an increase of $17,012 compared to the three months ended January 31, 2006. The Company is making an effort to manage costs and improve the management of day to day operations.   The result of this effort is that we are operating at approximately the same cost level as last year, while generating well over twice the revenue.

Interest expense for the three months ended January 31, 2007 was $8,699, compared to interest expense of $9,746 incurred in the three months ended January 31, 2006.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

Because of the increased revenue and relative efficiency of our operations, the Company reported a net income of $3,273 for the three months ended January 31, 2007, compared to a net loss of $100,579 for the three months ended January 31, 2006.

Liquidity and Capital Resources

During the past year, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provides financing for many of the Facilities to which we sell our Program.  When it does so, we sign a note payable to Charter in the amount of the financing.  At the same time we receive from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we add a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.  During fiscal year 2006, however, because we lacked the working capital necessary to sustain our operations, Charter Management permitted us to delay a total of $345,072 in payments, effectively lending us that amount.  During the first quarter of fiscal 2007, we reduced our net obligation to Charter by $538.  At January 31, 2007, our liability to Charter exceeded the offsetting receivables by $924,091.

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

The Company’s working capital deficit has increased by $17,878 since October 31, 2006, the end of our last fiscal year.  At January 31, 2007 the deficit was $1,039,930.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2007 outstanding under this note was $170,988 of which $28,396 is reflected as current liabilities.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2007, the balance of the debt was $109,989, of which $10,903 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of January 31, 2007, the balance on this obligation was $122,082, of which $12,102 is reflected as current liabilities.

The table below sets forth our debt service obligations as of January 31, 2007.

		Less than		4-5	After 5
Contractual Obligations	Total	1 Year	1-3 Years	Years	Years

Related Party Payable	924,091	924,091
Loans Payable – Stockholder/employee	19,500	19,500	0	0	0
Charter – Notes payable	515,014	334,943	180,071	0	0
PPL Promissory Note	170,988	28,396	100,129	42,463	0
PPL Bad Debt Reserve	109,989	10,903	36,911	28,340	33,835
PPL Bankruptcy Reserve	122,082	12,102	40,970	31,456	37,554
Bank Note Payable	52,378	28,572	23,806	0	0
Operating Leases	15,561	10,563	4,998	0	0

TOTAL	$1,929,603	$1,369,070	$386,885	$102,259	$ 71,389

Our assets totaled $779,074 and $1,209,788 as of January 31, 2007 and 2006, respectively.  Our assets at January 31, 2007 consisted primarily of notes receivable with a value of $515,014.  The decrease in assets is a result of the amortization of the notes.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Item 3 – Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended January 31, 2007, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Bagell, Josephs, Levine and Company, LLC consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  In light of the advice from Bagell, Josephs, Levine and Company, LLC, management has considered adding personnel to the company’s bookkeeping and accounting operations.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of January 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were effective.

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

Legal Proceedings

None.

Item 2

Unregistered sale of equity securities and use of proceeds

In December 2006 National Energy Services issued 10,868,562 shares of common stock to Charter Management, LLC.  The shares were issued in exchange for all of the outstanding Series A Preferred Stock.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about National Energy Services, and which was acquiring the shares for its own account.  There were no underwriters.

Item 3

Defaults upon senior securities

None.

Item 4

Submission of matters to a vote of security holders

None.

Item 5

Other information

None

Item 6

Exhibits

31.1

Rule 13a-14(a) Certification – Chief Executive Officer

31.2

Rule 13a-14(a) Certification – Chief Financial Officer

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 12, 2007

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer