Form 10QSB
period 2007-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2007-06-11
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2007

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

June 8, 2007

Common Stock: 27,933,076

Transitional Small Business Disclosure Format (check one):       Yes [   ]      No   [X]

NATIONAL ENERGY SERVICES COMPANY INC.
CONDENSED BALANCE SHEET
APRIL 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$ 219,415
Accounts receivable, net	18,316
Notes receivable - related parties	3,649
Notes receivable - other, current portion	262,326
Prepaid expenses and other current assets	15,394
Total current assets	519,100

Fixed assets, net of depreciation	5,820
Notes receivable - other, net of current	178,169

TOTAL ASSETS	$ 703,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 80,891
Notes payable - other, current portion	262,326
Accounts payable and accrued expenses	277,794
Notes payable - related parties	931,362
Total current liabilities	1,552,373

Long-term liabilities:
Long-term debt, net of current portion	354,891
Notes payable - other, net of current portion	178,169

Total long-term liabilities	533,060
Total liabilities	2,085,433

STOCKHOLDERS' DEFICIT
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
27,693,076 shares issued and outstanding	27,693
Additional Paid-in-Capital	2,646,750
Accumulated deficit	(4,056,787)
Total Stockholders' Deficit	(1,382,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 703,089

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	APRIL 30,	APRIL 30,	APRIL 30,	APRIL 30,
	2007	2006	2007	2006

OPERATING REVENUES
Equipment sales	$ 950,601	$ 817,623	$ 559,902	$ 668,469
Management revenue	10,768	9,467	4,176	4,586
Energy management revenue	42,977	29,968	23,445	15,807

Total Operating Revenues	1,004,346	857,058	587,523	688,862

COST OF SALES	485,072	424,283	283,801	351,823

GROSS PROFIT	519,274	432,775	303,722	337,039

OPERATING EXPENSES
Selling expenses	99,679	107,234	58,223	59,454
General and administrative expenses	375,993	283,847	214,553	146,072
Depreciation and amortization	1,417	1,856	734	842
Total Operating Expenses	477,089	392,937	273,510	206,368

INCOME BEFORE OTHER INCOME (EXPENSE)	42,185	39,838	30,212	130,671

OTHER (EXPENSE)
Interest expense	(17,754)	(19,178)	(9,056)	(9,431)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	24,431	20,660	21,156	121,240
Provision for Income Taxes	-	-	-	-

NET INCOME APPLICABLE TO COMMON SHARES	$ 24,431	$ 20,660	$ 21,156	$ 121,240

NET INCOME PER BASIC AND DILUTED SHARES	$ 0.00	$ 0.00	$ 0.00	$ 0.01

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	24,860,187	15,698,014	24,860,187	15,698,014

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON
SHARES OUTSTANDING	24,860,187	26,566,576	24,860,187	26,566,576

The accompanying notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 24,431	$ 20,660
Adjustments to reconcile net income to net cash
provided by (used in) operating activities

Depreciation and amortization	1,417	1,856
Common stock issued for services	4,800	-
Common stock issued for compensation	540	-

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	74,995	(129,961)
(Increase) in prepaid expenses and other current assets	(1,493)	3,530
Increase in accounts payable and accrued expenses	151,913	66,000
Total adjustments	232,172	(58,575)
Net cash provided by (used in) operating activities	256,603	(37,915)

Acquisition of fixed assets	(1,500)	-
Net proceeds (payments)from notes receivable - related party	(353)	859
Net proceeds from notes receivable	148,974	163,624
Acquisitions of fixed assets	-	-
Net cash provided by investing activities	147,121	164,483

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on note payable - bank	(14,038)	(14,286)
Principal payment on long term debt	(174,025)	(171,750)
Net increase (decrease) in note payable - related party	(12,767)	191,375
Net cash provided by (used in) financing activities	(200,830)	5,339

NET INCREASE IN CASH
AND CASH EQUIVALENTS	202,894	131,907

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	16,521	51,825

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 219,415	$ 183,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 16,513	$ 19,178
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Preferred stock converted to common stock	$ 10,868	$ -

The accompanying notes are an integral part of these condensed financial statements

4

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006

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

In February of 2007, the Company began to offer an additional service.  It provides telecommunications services to further assist in reducing its clients’ operating expenses.  The Company is not affiliated with any one service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its customer.  The Company added two new members to its’ sales team to begin to market these services to the existing and future client base.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

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

The Company has signed a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract.  Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program which will expire in July of 2009.  The Company has discontinued this program.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of April 30, 2007, the Company had $237,525 in excess of the federally insured limits.

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

Earnings Per Share of Common Stock

Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended April 30 are as follows:

	2007	2006

Net Income	$24,431	$20,660

Weighted-average common shares outstanding
(Basic)	24,860,187	15,698,014
Weighted-average common stock equivalents:
Stock options and warrants	0	0
Preferred stock conversions	0	10,868,562
Weighted-average common shares outstanding
(Diluted)	24,860,187	26,566,576

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2006 because inclusion would have been anti-dilutive. There were no outstanding options and/or warrants available at April 30, 2007 and 2006 respectively.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,086 and $512 for the six months ended April 30, 2007 and 2006, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

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

In January 2007, the Company entered into a contract with an Investor Relations firm.  Part of the compensation was the issuance of 15,000 shares of stock at $0.32 per share for a total of $4,800 in expense.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

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

NOTE 3-

FIXED ASSETS

Fixed assets consist of the following at April 30, 2007:

Office equipment	$32,793
Furniture and fixtures	2,107
Leasehold improvements	2,900
37,800
Accumulated Depreciation	(31,980)
Total	$ 5,820

Depreciation expense was $1,417 and $1,856 for the six months ended April 30, 2007 and 2006.

NOTE 4-

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company has created an allowance as of April 30, 2007 in the amount of $25,000 which it feels is sufficient at this time.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 6-

LONG-TERM DEBT

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (9.25% at April 30, 2007). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of April 30, 2007, the balance was $45,235.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2007, the balance of the debt was $107,324, of which $11,067 is reflected as a current liability.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of April 30, 2007 the balance was $119,124 of which $12,284 is classified as a current obligation.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 6-

LONG-TERM DEBT (Continued)

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2007 outstanding under this note was $164,099, of which $28,968 is reflected as a current liability.

During the six months ended April 30, 2007, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $13,874.

Current maturities of all long-term debt consisted of the following as of April 30, 2007:

2007	80,891
2008	72,827
2009	60,297
2010	64,740
2011 and Thereafter	157,027
$435,782

NOTE 7-

NOTES PAYABLE – RELATED PARTIES

The Company has a note payable with a stockholder of the Company in the amount of $19,500 at April 30, 2007. This note has no stated interest rate or repayment terms.  Therefore, the Company has classified it as a current liability.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $911,862 as of April 30, 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 8-

STOCKHOLDERS’ (DEFICIT)

As of April 30, 2007, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.

On November 27, 2006, Charter Management, LLC, the sole holder of the Series A preferred stock, converted all 187,389 outstanding shares of preferred stock into 10,868,562 of common shares.

As of April 30, 2007, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 27,693,076 shares issued and outstanding.

On February 23, 2007, the Company issued 15,000 shares, with a fair market value of $4,800, to an Investor Relations agent for services to be performed over one year.

On March 28, 2007, the Company issued 1,500 shares, with a fair market value of $540, to a former employee as previous compensation earned, but not recorded.

NOTE 9-

COMMITMENTS

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2007, and was renewed on a one-year basis. Payments under this lease were $11,256 and $11,256 for the six months ended April 30, 2007 and 2006, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $2,715 for the six months ended April 30, 2007.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2007:

2007	$22,872
2008	9,160

Total lease costs	$32,032

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 10-

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

At April 30, 2007 and 2006 deferred tax assets approximate the following:

	2007	2006
Deferred tax assets	$1,217,000	$1,035,285
Less: valuation allowance	(1,217,000)	(1,035,285)

Net deferred tax assets	$ 0	$ 0

At April 30, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $4,056,000 and $3,450,958, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-

GOING CONCERN

The Company incurred net losses for the years ended October 31, 2006 and 2005 and has substantial accumulated deficits.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.  The Company has reported a profit for the past two reporting periods and is confident this trend will continue.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2007 AND 2006

(UNAUDITED)

NOTE 12-

RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $440,496, of which $262,326 has been shown as current.

NOTE 13-

SUBSEQUENT EVENTS

On May 23, 2007, the Company entered into a consulting agreement with a public relations firm for services for a period of one year.  The Company issued 300,000 shares of common stock for services with a fair market value of $75,000.

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

Overview of our Business

Since 1995 we have been engaged in the business of marketing energy management services to the long- term care industry.  Recently we started marketing our services to the hospitality industry as well.  We offer the “Facilities” in these industries a comprehensive energy management program, consisting of the following features: an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and an ozone laundry system.  In February we initiated a new division that also offers the Facilities a comprehensive telecommunications services analysis.

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

The Company also offers a wireless energy management system which operates on web based software and allows customers to be in full control of their energy consumption.  Customers can remotely view, monitor and manage pertinent energy information.  Building owners can interface wirelessly with the utility electric meters.  This system allows customers to directly reduce consumption and manage costs.

In February of 2007, the Company began to offer an additional service.  It provides telecommunications services to further assist in reducing its clients' operating expenses.  The Company is not affiliated with any one service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its customer.  The Company added two new members to its sales team to begin to market these services to the existing and future client base.

Results of Operations

The Company’s revenue for the six months ended April 30, 2007 was 17% higher then the revenues for the six months ended April 30, 2006.  During the six months ended April 30, 2007, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $950,601 for the six months ended April 30, 2007, which is over 16% higher than the $817,623 in equipment sales reported for the six months ended April 30, 2006.  Capital equipment sales represented 95% of our total revenue for the first half of fiscal 2007.  The high volume of proposals prepared during 2006 has resulted in a significant increase in signed contracts and scheduled work for 2007.  We are continuing the same process of generating proposals in 2007, and expect to sustain the increased level of activity.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the six months ended April 30, 2007.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the six months ended April 30, 2007.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the six months ended April 30, 2007 was 52%, compared to 50% gross margin for the six months ended April 30, 2006.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the six months ended April 30, 2007 totaled $477,089, an increase of $84,152 compared to the six months ended April 30, 2006. The increase in operating expenses is due to increased accounting fees, the addition of an investor relations firm and the hiring of the two new members of the sales team who are working in telecommunications.  The Company is making many efforts to manage costs and improve the management of day to day operations.   The Company has also been able to fund these additional expenses out of regular operations.

Interest expense for the six months ended April 30, 2007 was $17,755, compared to interest expense of $19,178 incurred in the six months ended April 30, 2006.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

Because of the increased revenue and relative efficiency of our operations, the Company reported a net income of $24,431 for the six months ended April 30, 2007, compared to a net income of $20,660 for the six months ended April 30, 2006.

Liquidity and Capital Resources

During the past year, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provides financing for many of the Facilities to which we sell our Program.  When it does so, we sign a note payable to Charter in the amount of the financing.  At the same time we receive from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we add a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.  During fiscal year 2006, however, because we lacked the working capital necessary to sustain our operations, Charter Management permitted us to delay a total of $345,072 in payments, effectively lending us that amount.  During the second quarter of fiscal 2007, we reduced our net obligation to Charter by $12,767.  At April 30, 2007, our liability to Charter exceeded the offsetting receivables by $911,862.

Our working capital has been impaired, in part, by the nature of our business contracts.  In most of our sales arrangements, we must complete the job, pay for all costs incurred, and obtain a completion certificate before we can submit an invoice for reimbursement to the lender or lesser.  Only then will we collect the cash payment for the job.  This procedure creates a delay of approximately thirty days before we receive funds.  Until we reach a level of operations in which we are completing jobs on a consistent basis, this delay in receiving payment for jobs will impair our ability to fund our operations.

The Company’s working capital deficit has increased by $11,221 since October 31, 2006, the end of our last fiscal year.  At April 30, 2007 the deficit was $1,033,273.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2007 outstanding under this note was $164,099, of which $28,968 is reflected as a current liability.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2007, the balance of the debt was $107,324, of which $11,067 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of April 30, 2007 the balance was $119,124 of which $12,284 is classified as a current obligation.

The table below sets forth our debt service obligations as of April 30, 2007.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	911,862	911,862
Loans Payable – Stockholder/employee	19,500	19,500	0	0	0
Charter – Notes payable	440,495	262,326	178,169	0	0
PPL Promissory Note	164,099	28,968	102,145	32,986	0
PPL Bad Debt Reserve	107,324	11,067	37,468	28,988	29,801
PPL Bankruptcy Reserve	119,124	12,284	41,587	32,176	33,077
Bank Note Payable	45,235	28,572	16,663	0	0
Operating Leases	32,032	22,872	9,160	0	0

TOTAL	$1,839,671	$1,297,451	$385,192	$94,150	$ 62,878

Our assets totaled $703,089 and $1,286,436 as of April 30, 2007 and 2006, respectively.  Our assets at April 30, 2007 consisted primarily of notes receivable with a value of $440,495.  The decrease in assets is a result of the amortization of the notes.  The proceeds from the reduction in notes receivable are being applied to the reduction of notes payable.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of April 30, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

None.

Item 2

Unregistered sale of equity securities and use of proceeds

In February 2007 National Energy Services issued 15,000 shares of common stock to an investor relations consultant.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for her own account.  There were no underwriters.

In March 2007 National Energy Services issued 1,500 shares of common stock to an ex-employee.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

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

Dated:  June 11, 2007

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer