Form 10QSB
period 2007-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2007-09-13
CIK 1165336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
September 4, 2007
Common Stock:  29,083,401

Transitional Small Business Disclosure Format (check one):   Yes ___          No   X

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEET
JULY 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$375,783
Accounts receivable, net	314,381
Notes receivable - related parties	1,386
Notes receivable - other, current portion	224,201
Prepaid expenses and other current assets	61,402

Total current assets	977,153

Fixed assets, net of depreciation	8,284
Notes receivable - other, net of current	108,253

TOTAL ASSETS	$1,093,690

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$81,827
Notes payable - other, current portion	224,201
Notes payable - related parties	972,269
Accounts payable and accrued expenses	325,794
Deferred revenue	176,554
Liability for stock to be issued	159,570

Total current liabilities	1,940,215

Long-term liabilities:
Long-term debt, net of current portion	334,079
Notes payable - other, net of current portion	108,253

Total long-term liabilities	442,332

Total liabilities	2,382,547

STOCKHOLDERS' DEFICIT
Common Stock, $.001 Par Value; 150,000,000 shares authorized; 27,998,076 shares issued and outstanding	27,998
Additional Paid-in-Capital	2,706,744
Additional Paid-in-Capital - Warrants	110,430
Prepaid consulting fees	(62,500)
Accumulated deficit	(4,071,529)

Total Stockholders' Deficit	(1,288,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,093,690

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED  STATEMENTS OF INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2007	2006	2007	2006

OPERATING REVENUES
Equipment sales	$1,510,110	$832,399	$559,509	$14,776
Management revenue	17,021	14,052	6,253	4,586
Energy management revenue	66,422	47,631	23,445	17,807

Total Operating Revenues	1,593,553	894,082	589,207	37,169

COST OF SALES	778,677	424,572	293,605	289

GROSS PROFIT	814,876	469,510	295,602	36,880

OPERATING EXPENSES
Selling expenses	153,322	156,985	53,643	49,751
General and administrative expenses	622,998	487,816	247,004	203,969
Depreciation and amortization	2,397	2,465	979	609
Total Operating Expenses	778,717	647,266	301,626	254,329

INCOME BEFORE OTHER INCOME (EXPENSE)	36,159	(177,756)	(6,024)	(217,449)

OTHER INCOME (EXPENSE)
Miscellaneous Income	-	144	-	-
Interest expense	(26,471)	(28,348)	(8,717)	(9,171)
Total Other Income (Expense)	(26,471)	(28,204)	(8,717)	(9,171)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	9,688	(205,960)	(14,741)	(226,620)
Provision for Income Taxes	-	-	-	-

NET INCOME APPLICABLE TO COMMON SHARES	$9,688	$(205,960)	$(14,741)	$(226,620)

NET INCOME (LOSS) PER BASIC SHARES	$0.00	$(0.01)	$(0.00)	$(0.01)
NET INCOME DILUTED SHARES	$0.00	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	25,885,428	15,698,014	27,902,478	15,698,014

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	26,885,428	15,698,014	27,902,478	15,698,014

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$9,688	$(205,960)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,397	2,465
Common stock issued for services	79,800	-
Common stock issued for compensation	2,040	-
Amortization of prepaid consulting fees	12,500	-
(Increase) in prepaid consulting fees	(75,000)	-

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(221,070)	52,016
(Increase) in prepaid expenses and other current assets	(47,501)	3,090
Increase (Decrease) in accounts payable and accrued expenses	199,913	(75,152)
Increase (Decrease) in deferred revenues	176,554	-
Total adjustments	129,633	(17,581)
Net cash provided by (used in) operating activities	139,321	(223,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(4,944)	(1,500)
Net proceeds from notes receivable - related party	30,050	76,967
Net cash provided by investing activities	25,106	75,467

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on note payable - bank	(59,273)	(21,429)
Principal payment on long term debt	-	(261,394)
Net proceeds from long-term debt	308	-
Proceeds from notes receivable	257,015	241,400
Reduction of notes payable	(257,015)	-
Increase in liability of stock to be issued	159,570	-
Issuance costs	(16,200)	-
Proceeds from issuance of warrants	110,430	191,376
Net cash provided by financing activities	194,835	149,953

NET INCREASE IN CASH AND CASH EQUIVALENTS	359,262	1,879

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,521	51,825

CASH AND CASH EQUIVALENTS - END OF PERIOD	$375,783	$53,704

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$24,171	$28,348
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Preferred stock converted to common stock	$10,868	$-
Common stock issued for services	$79,800	$-
Common stock issued for compensation	$2,040	$-
Common stock issued for consulting fees	$75,000	$-

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006
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

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care, hospitality, warehousing and distribution facilities.  The program features lighting upgrades, an energy efficient laundry system, upgrade, wireless energy management for the monitoring and control of energy, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems. The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 1 -	NATURE OF BUSINESS (cont.)

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

Revenue Recognition

The Company’s first program was an Energy Gatekeeper Program which is a combined service and financing agreement whereby the facility has all of its energy services managed by the Company and its energy solutions partner. The customer obtains new energy efficient lighting, HVAC equipment and OLSS systems. All equipment is amortized over a 60- month period, with current standard contracts specifying a minimum of 36 to 60 months. Additionally, the Company contracts carry a 24-month renewal period.

The Company has signed a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract.  Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program which will expire in July of 2009.  The Company discontinued this program as of January 2005.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Presently, the Company recognizes revenue from equipment sales upon installation.  Management revenues and management energy revenues are recognized and billed monthly as earned, or as commissions when the equipment sales are final at the time of installation, which is the time the earnings process is completed. Management revenue includes fees earned for processing rebate claims for customers. Energy management revenue is a fee charged the customer to ensure that the customer is being billed correct rates and tariffs by the utilities. Energy sales occur when the Company purchases energy directly from a utility provider and resells it to a user.

On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 “Recording Revenue as a Principal versus Net as an Agent” which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies.  The Company has applied the principles set forth in EITF 99-19 and determined that all of its revenue should be recognized on a gross basis.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of July 31, 2007, the Company had $303,624 in excess of the federally insured limits.

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

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended July 31 are as follows:

	2007	2006

Net Income (Loss)	$9,688	$(205,960)
Weighted-average common shares outstanding (Basic)	25,885,428	15,698,014
Weighted-average common stock equivalents:
Stock options and warrants	1,000,000	-0-
Preferred stock conversions	-0-	10,868,562

Weighted-average common shares outstanding (Diluted)	26,885,428	15,698,014

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2006 because inclusion would have been anti-dilutive. On July 6, 2007, the Company entered into a subscription agreement and received $270,000 in cash for one million shares of common stock and warrants to purchase 1 million shares of the Company’s common stock.  In 2006, the Company had outstanding 187,389 shares of preferred stock convertible into 10,868,562 shares of common.

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,586 and $812 for the nine months ended July 31, 2007 and 2006, respectively.

Stock-Based Compensation

Through the end of fiscal 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by FAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of FAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosures”, an amendment of FAS No. 123.  APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  FAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of FAS No. 123.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.”  FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company has adopted FAS 123R using the “modified prospective” transition method, as defined in FAS 123R.  Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R is effective January 1, 2006.  FAS 123R did not have an impact on the Company’s results or financial statements.

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

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 3 -	FIXED ASSETS

Fixed assets consist of the following at July 31, 2007:

Office equipment	$36,237
Furniture and fixtures	2,107
Leasehold improvements	2,900
41,244
Accumulated Depreciation	(32,960)

Total	$8,284

Depreciation expense was $2,397 and $2,465 for the nine months ended July 31, 2007 and 2006.

NOTE 4 -	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -	NOTES RECEIVABLE – RELATED PARTIES

Prior to 2002, the Company entered into lending arrangements with various employees, officers and directors, and received notes for the amounts advanced by it.  The notes do not stipulate a repayment date.  Therefore, management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate.

NOTE 6 -	LONG-TERM DEBT

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (9.25% at July 31, 2007). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of July 31, 2007, the balance was $38,092, of which $28,572 is currently due.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2007, the balance of the debt was $104,619, of which $11,234 is reflected as a current liability.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 6 -	LONG-TERM DEBT (cont.)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of July 31, 2007 the balance was $116,122 of which $12,470 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2007 outstanding under this note was $157,072, of which $29,551 is reflected as a current liability.

During the nine months ended July 31, 2007, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $20,477.

Current maturities of all long-term debt consisted of the following as of July 31, 2007:

2007	$81,827
2008	66,689
2009	61,378
2010	65,902
2011 and Thereafter	140,110
$415,906

NOTE 7 -	NOTES PAYABLE – RELATED PARTIES

The Company has a note payable with a stockholder of the Company in the amount of $19,500 at July 31, 2007. This note has no stated interest rate or repayment terms.  Therefore, the Company has classified it as a current liability.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $952,769 as of July 31, 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ DEFICIT

As of July 31, 2007, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 27,988,076 shares issued and outstanding.

During the nine months ending July 31, 2007, the following transactions occurred:

On November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, converted all 187,389 outstanding shares of preferred stock into 10,868,562 of common shares.

On February 23, 2007, the Company issued 15,000 shares, with a fair market value of $4,800, to an investor relations agent for services to be performed over one year.

On March 28, 2007, the Company issued 1,500 shares, with a fair market value of $540, to a former employee as previous compensation earned, but not recorded.  The expense was charged to current operations.

On May 29, 2007, the Company entered into a twelve month contract with a public relations firm by issuing  300,000 shares of stock at $0.25 per share for a total of $75,000.

On July 6, 2007, the Company received $270,000 for 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock for exercise prices ranging from $.50 per share to $1.50 per share.  The bifurcated value of the warrants was $110,430 and was charged to Additional paid-in capital – Warrants.  The Company paid an issuance cost of $16,200, which was applied against additional paid in capital.  The common stock was not issued until August 2007.  This has been charged to Liability for Stock to be issued on the balance sheet.

On July 19, 2007, the Company issued 5,000 shares, with a fair market value of $1,500, to an employee as compensation.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2007, and was renewed on a one-year basis. Payments under this lease were $16,974 and $16,884 for the nine months ended July 31, 2007 and 2006, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $4,810 for the nine months ended July 31, 2007.

The Company is leasing an upgrade to its sales management software.  The lease was signed on July 22, 2007.  Payments under this lease were $779 for the nine months ended July 31, 2007.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2007:

2007	$27,005
2008	7,273
2009	4,675
2010	4,675
2011	4,622

Total lease costs	$48,250

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 10 -	PROVISION FOR INCOME TAXES

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

At July 31, 2007 and 2006 deferred tax assets approximate the following:

	2007	2006

Deferred tax assets	$1,383,000	$1,039,559
Less: valuation allowance	(1,383,000)	(1,039,559)

Net deferred tax assets	$-0-	$-0-

At July 31, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $4,066,000 and $3,057,527, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11 -	GOING CONCERN

The Company incurred net losses for the years ended October 31, 2006 and 2005 and has substantial accumulated deficits.  Although the Company has generated profitable operations for the most recent 12 month period, there is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2007 AND 2006
(UNAUDITED)

NOTE 12 -	RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $332,454, of which $224,201 has been shown as current.

NOTE 13 -	SUBSEQUENT EVENTS

On August 8, 2007 the Company executed an agreement to obtain the services of an investment banking/public relations firm.  In exchange for the firm’s one year commitment, the Company agreed to issue to it 85,320 shares of common stock and options to purchase 200,000 shares at prices ranging from $.50 to $1.50.

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

Overview of our Business

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care, hospitality, warehousing and distribution facilities.  The program features lighting upgrades, an energy efficient laundry system, upgrade, wireless energy management for the monitoring and control of energy, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems.. The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

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

Results of Operations

The Company’s revenue for the nine months ended July 31, 2007 was 78% higher then the revenues for the nine months ended July 31, 2006.  During the nine months ended July 31, 2007, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $1,510,110 for the nine months ended July 31, 2007, which is over 81% higher than the $832,399 in equipment sales reported for the nine months ended July 31, 2006.  Capital equipment sales represented 95% of our total revenue for the third quarter of fiscal 2007.  The high volume of proposals prepared during 2006 has resulted in a significant increase in signed contracts and scheduled work for 2007.  We are continuing the same process of generating proposals in 2007, and expect to sustain the increased level of activity.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the nine months ended July 31, 2007.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the Facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the nine months ended July 31, 2007.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the nine months ended July 30, 2007 was 51%, compared to 53% gross margin for the nine months ended July 31, 2006.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the nine months ended July 31, 2007 totaled $622,998, an increase of $135,182 compared to the nine months ended July 31, 2006. The increase in operating expenses is due to a number of factors.  The Company’s addition of the Telecommunications product line is still in its start up phase.  Most of the expenses for that product line are being covered by the general operations of the Company.  The Company has incurred additional expenses related to investor and public relations.  The Company has increased its marketing efforts with an update to their website and general marketing material.  The Company has been able to cover all the increased costs of its organic growth through its normal operations. The Company continues to make efforts to manage costs and improve the management of day to day operations.

Interest expense for the nine months ended July 31, 2007 was $26,471, compared to interest expense of $28,348 incurred in the nine months ended July 31, 2006.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

Because of the increased revenue and relative efficiency of our operations, the Company reported a net income of $9,688 for the nine months ended July 31, 2007, compared to a net loss of $205,960 for the nine months ended July 31, 2006.

Liquidity and Capital Resources

In the past, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provided financing for many of the Facilities to which we sold our Gatekeeper program.  When it did so, we signed a note payable to Charter in the amount of the financing.  At the same time we received from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we added a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.  During fiscal year 2006, however, because we lacked the working capital necessary to sustain our operations, Charter Management permitted us to delay a total of $345,072 in payments, effectively lending us that amount.  During the third quarter of fiscal 2007, we increased our net obligation to Charter by $28,140 due to four of the remaining receivables defaulting and the Company now being obligated to repay Charter for the funds borrowed.  At July 31, 2007, our liability to Charter exceeded the offsetting receivables by $952,769.

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

The Company’s working capital deficit has decreased by $58,990 since October 31, 2006, the end of our last fiscal year.  At July 31, 2007 the deficit was $963,062.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-
The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2007 outstanding under this note was $157,072, of which $29,551 is reflected as a current liability.

-
The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2007, the balance of the debt was $104,619, of which $11,234 is reflected as a current liability.

-
The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of July 31, 2007 the balance was $116,122 of which $12,469 is classified as a current obligation.

The table below sets forth our debt service obligations as of July 31, 2007.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	952,769	952,769
Loans Payable – Stockholder/employee	19,500	19,500	0	0	0
Charter – Notes payable	332,454	224,201	108,253	0	0
PPL Promissory Note	157,072	29,551	104,202	23,319	0
PPL Bad Debt Reserve	104,619	11,234	38,033	29,426	25,926
PPL Bankruptcy Reserve	116,122	12,469	42,215	32,661	28,777
Bank Note Payable	38,092	28,572	9,520	0	0
Operating Leases	48,250	27,005	16,622	4,623	0

TOTAL	$1,768,878	$1,305,301	$318,845	$90,029	$54,703

Our assets totaled $1,093,690 and $821,879 as of July 31, 2007 and 2006, respectively.  Our assets at July 31, 2007 consisted primarily of notes receivable with a value of $332,454 and accounts receivable of $ 314,381.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were effective.

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

In May 2007 National Energy Services issued 300,000 shares of common stock to an public relations consultant.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for her own account.  There were no underwriters.

In July 2007 National Energy Services issued 5,000 shares of common stock to an employee.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

In July 2007 National Energy Services sold 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares to an investor for $270,000.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

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

Dated:  September 13, 2007                                                                NATIONAL ENERGY SERVICES COMPANY, INC.

By:	/s/ John O’Neill
John O’Neill, Chief Executive Officer

By:	/s/ John Grillo
John Grillo, Chief Financial Officer