Form 10KSB
period 2007-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2008-01-29
CIK 1165336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2007

or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File Number: 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.
(Exact name of small business issuer in its charter)

Nevada	52-2082372
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3153 Fire Road, Suite 2C, Egg Harbor Township, NJ	08234
(Address of principal executive offices)	(Zip Code)

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

The issuer’s revenues for its most recent fiscal year were $2,385,384.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $1,980,128.

The number of shares outstanding of the issuer’s common stock, as of January 24, 2008 was 29,728,983.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢	The Company has not been profitable in recent years. Although the Company implemented a number of programs to help us achieve profitability, it does not know yet whether they will be effective.
➢
The Company lacks the capital necessary to significantly expand its business. Unless the expansion of business is sufficient enough that the gross profit will exceeds administrative costs, the Company will not achieve profitability.

➢	Expansion of business will require that an expansion of accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent profitability.

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

Business of the Company

John Grillo, President, organized the predecessor to National Energy Services in 1995 to engage in the business of marketing aggregated energy management services to the long term care industry.  Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program (the “Program”) for the long term care industry.  In 2005 the Company’s business model expanded to market the Program to hospitality facilities as well as long term care facilities ("Facilities").  The Program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry systems ("OLS").  In February of 2007, the Company began to offer an additional service.  It provides telecommunications services to further assist in reducing its’ clients' operating expenses.  The Company is not affiliated with any one-service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its customer.  The Company added two new members to its sales team to begin to market these services to the existing and future client base.

Financing Arrangements

The Company has offered the Facilities several financing alternatives through various lending sources.  In the past Facilities purchased the upgrade equipment and obtained purchase financing from Charter Management, LLC ("Charter").  Currently they may lease the equipment from U.S. Energy Capital ("US Capital").

The Energy Gatekeeper Program (“Gatekeeper”) was a combined service and equipment financing contract under which the Company provided the Facility with all of its energy services and assisted the Facility in obtaining financing from Charter for the energy services.  The Facility may obtain new energy-efficient lighting, an ozone laundry support system, HVAC systems and other energy-efficient capital improvements. The Gatekeeper program was priced so that the Facilities will cover the financing cost of the upgrades through monthly energy savings generated by the energy system improvements.  There are minimal or no out-of-pocket costs to the Facility, since the capital costs for the Gatekeeper were funded by Charter   and typically amortized over a sixty-month period during which it was projected that the energy savings will equal or exceed the Facility’s financing costs.

Charter is owned by John O'Neill and Deborah O’Neill, who have a controlling equity interest in National Energy Services as well.  In 2003 a master agreement was executed with Charter under which Charter offered financing for the energy upgrades and retrofits sold by the Company.  Charter performed a credit check and issued approval for the financing.  The Company signed an individual agreement with Charter for each loan acknowledging the Company’s responsibility for all loan payments in the event the Facility defaults.  The customer makes its monthly payments to the Company, which then remits the monthly loan payment to Charter.  The Company presently has receivables still outstanding from the Gatekeeper program, which will expire in July of 2009.  The Company discontinued this program and replaced it with one in which the customer/facility is directly indebted to the lender.

In 2005 the Company developed arrangements in which US Energy Capital offers customers equipment lease financing for the capital equipment involved in the Program.  Under this program, the customer is directly indebted to the leasing company.

The Company has customers who fund these projects through their own capital expenditure budgets and pay the Company cash.

Principal Products and Services

The principal products and services offered in the Program are the Ozone Laundry System (OLS), Lighting Upgrades, Mechanical Systems (HVAC), Water/Sewer Conservation Methods and Energy Management.

Ozone Laundry System (OLS).  OLS is a system that can reduce a Facility’s laundering costs by more than 50%, primarily by eliminating the need for hot water during the washing process. The OLS injects activated oxygen (ozone) into the wash and rinse water, with the result that the laundry is cleaned and completely disinfected.  Ozone is a powerful oxidant that is more effective than chlorine, but without chlorine's dangerous properties.  Various studies have shown that using ozone in laundering is far more effective than conventional disinfectants against microorganisms and viruses. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced.  Energy bills are also greatly reduced because ozone is only active in cold water, eliminating the need to buy natural gas or other energy sources to heat the water. The savings to the Facility are substantial since laundering expense is one of the most significant expense items in a Facility’s budget.

Lighting Upgrades.  The Company provides Facilities with energy-efficient lighting upgrades or retrofits (“Lighting Upgrades”).  The Lighting Upgrades can reduce the Facility’s energy consumption and prevent pollution while delivering comparable or better lighting. For example, a Lighting Upgrade in a typical 120 bed nursing home can reduce energy usage by 226,666 kilowatt hours per year, resulting in an annual savings of approximately $20,400.  This calculation of average savings is based on our own engineering studies and actual results in more than 100 installations.

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

Telecommunications.  The Company can provide a single turnkey program that increases operational profitability reduce operating expenses and improve overall quality.  The Company analyzes its clients’current telecommunications structure and then works with various providers to find the best solution for improving service.  The Company works with various service providers to lower costs for local and long distance telephone service, internet service and wireless systems.  This service results in various one time commissions and recurring revenue paid to the Company by the providers for the life of the service contract.

Research & Development:  Web-Based Energy Management

The Company expects that before the end of fiscal 2008 it will introduce the next generation Wireless Energy Management System.  The System operates on Web Based Software and allows customers to be in full control of their energy consumption.  Customers will be able to remotely view, monitor and manage pertinent energy information concerning lighting panels, hot water heaters, HVAC equipment, pumps, fans and motors.  This system allows building owners to interface wirelessly with the utility electric meter and view consumption in real time.  Building owners can also remotely control equipment inside the facility to reduce their carbon footprint.
.
Marketing, Sales and Distribution

The Company’s primary market is the nursing home industry.  There are approximately 17,000 nursing homes operating nationally, with approximately 10,000 of them in the high cost energy regions of the East and West coasts. Nursing homes are a fertile area for our energy-saving Program for several reasons:

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

In addition to capitalizing on the Company’s track record in the skilled nursing facility industry, in 2007, the Company made its entry into the hospitality industry, with a successful test for Hilton Hotels.  As a result of that test, the Company is now in the process of gearing up its sales and marketing team in order to actively sell its Ozone Laundry System to Hilton.  The Company is also looking to sell its system to other hotel chains.   The addressable market of approximately 30,000 hotels/motels is much larger than the skilled nursing industry. The Company is proceeding carefully, looking to field test equipment in several locations with several chains, much in the way the nursing home market was initially approached.  To assist in this area, the Company recently engaged a new salesperson, who has existing relationships in the hotel industry.

Additionally the Company is starting to penetrate the warehouse, freight distribution and manufacturing sectors, offering the T-5 lighting system.  This is a relatively new way to light traditional steel pre-fabricated buildings.  This lighting system, which consumes 50% less energy than conventional metal halide and high-pressure sodium HID fixtures, also provides better quality of light, increased productivity, and lower maintenance costs.

The Company believes that relationships are the cornerstone of its marketing philosophy.  The process of building and maintaining working relationships requires a commitment at all levels of the organization.  The marketing program includes: market research, feasibility studies, public and industry relations, promotion, advertising, direct response, sales support, customer service, employee relations and training and education.  As a result of the complexity of the products offered and the market, the Company works very hard to ensure that its employees and representatives have a working knowledge of all products and processes.

Purchasing and Installation

The Company has developed solid relationships with major suppliers of industrial lighting, mechanical equipment and other energy conservation products.  The Company has preferred vendor or distributor status with several suppliers. This means that the Company enjoys the following:  (i) preferred pricing, (ii) quantity discounts, (iii) timely delivery, (iv) quality products, (v) exceptional warranties, (vi) superior customer service, (vii) product exclusivity, (viii) manufacturer sponsored training, and (ix) superior customer service.  The Company is dedicated to maintaining quality relationships with suppliers and makes a concentrated effort to expand its sphere of influence among manufacturers.  This allows the Company to customize product lines and select the materials that best fill the needs of its customers.

The installation of the products is the most delicate part of the entire process and can place enormous strain on a customer relationship.  The Company’s selection of the right contractor to carry out the installation is critical to a successful installation.  The Company has strict contractor criteria. The selected firm must have a complete understanding of what is required to work in the health care or hospitality environment and be willing to complete the contractor compliance paperwork.

Competition

The principal markets in which the Company competes are competitive and fragmented.  No competitor known to us controls more than 3% of the nursing home market for any of the several services provided.  There are competitors supplying energy, providing energy management services or financing, but few providing a total package deal with no out-of-pocket cost to the facility.  Increased competition could have a material adverse effect, as competitors may have far greater financial and other resources available to them.

Governmental Regulation

The government regulations applicable to the health care and hospitality industries are in many ways unique.  State regulations include specifications for HVAC, lighting, water quality and laundry equipment.  It is the Company’s responsibility to find supplies and equipment that meet and/or surpass the regulatory guidelines.  Guidelines vary from state to state.  It is critical to become familiar with each state’s regulations and policies regarding each energy conservation measure (“ECM”) before we start to market and install the particular ECM in any given state.

The one portion of the Company’s Program that is most intensely affected by government regulation is the laundry process.  The majority of states in which the Company markets have specific guidelines for laundry that is processed in an on-site laundry.  Typical regulations include guidelines mandating  separate holding areas for soiled and clean linen, linen cart storage, having enough clean linen on hand to adequately service the facility, adequate soiled and clean linen storage, an area for folding, mending and ironing  the clean  linen,  proper storage for supplies, a deep sink for soaking  and a  separate hand washing sink.  Policies, procedures and proper protocol to reduce bacteria in linens and to protect the staff and residents from infection are required to be written and implemented by the facility.

The procedures and policy section is what most affects the installation of the OLS. Since these procedures and policies are left to the individual Facility to develop, it is common practice to follow the “manufacturers specifications” when it comes to disinfection.  Because standard laundering procedures use chlorine bleach to disinfect the linen, the “manufacturers specifications” often require 160 degree water because that is the water temperature in which chlorine bleach is most effective.  While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations:  Maryland and Massachusetts. To overcome the minimum wash water temperature requirements, the Company presented Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect.  The Company was successful in this endeavor and have received waivers from both states to install the OLS.

Compliance with Environmental Laws

The Company is in compliance with all relevant environmental laws.  The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl's (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. The Company uses federal and state licensed and fully insured recycling facilities and hazardous waste disposers.  This practice in some instances exceeds the minimum disposal requirements.  But it is the Company’s view that this practice will provide its clients and itself the greatest protection from any Super Fund or toxic waste liability issues.

The Company’s practices are required to comply with the federal Toxic Substance Control Act ("TSCA"), which regulates the disposal of PCBs.  Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 ("CERCLA"), which is also known as the Superfund Law. Under this law, any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties.  The Company’s practices are also required to comply with the Resource Conservation and Recovery Act ("RCRA").  RCRA requires generators of lamps to test a sample of mercury-containing lamps to determine if they should be treated as hazardous waste.  Lamps must be managed as hazardous waste if the mercury concentration exceeds 0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous.  The Company treats all fluorescent lamps as hazardous and properly dispose and recycle them.

Employees

The Company employs eleven full time and no part time employees.  None of the Company's employees is represented by a labor union.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  The Company anticipates hiring additional employees over the next twelve months if it is successful in implementing its plan of operations.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases its executive offices at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey from Knaak Family Real Estate Holdings, LLC on a yearly basis, since the four year lease for the premises expired last summer. The property consists of approximately 1,800 square feet of finished office space, for which we pay $1,906 per month.  It is believed that the foregoing space is adequate to meet current and planned operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is party to a legal proceeding in the Supreme Court of the State of New York (Onondaga County) titled “PPL Energy Service Holdings, LLC v. Sunnyside Care Center, LLC v. National Energy Services Corporation.  The Company has been named as a counterclaim defendant in the action, relating to an installation of energy upgrades in 2002.   The counterclaim plaintiff alleges that it was damaged in the amount of $33,495.00 by reason of the Company’s negligence.  The Company has answered, denying liability, and intends to defend the action vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.  The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS.OB” since September 26, 2006.  Set forth below are the high and low bid prices for each quarterly period from September 26, 2006 through October 31, 2007.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low

Sept. 26, 2006 – Oct. 31, 2006	$.25	$.22

Nov. 1, 2006 – Jan. 31, 2007	$.24	$.13
Feb. 1, 2007 – Apr. 30, 2007	$.51	$.20
May 1, 2007 – July 31, 2007	$.38	$.21
Aug. 1, 2007 – Oct. 31, 2007	$.33	$.17

(b)  Holders.  There are 127 holders of record of common stock.

(c)  Dividend Policy.  The Company has not declared or paid cash dividends or made distributions in the past, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance operations.

(e)  Recent Sales of Unregistered Securities.

On August 8, 2007, the Company executed an agreement to obtain the services of an investment banking/public relations firm.  In exchange for the firm’s one year commitment, the Company issued to it 85,325 shares of its common stock and options to purchase 200,000 shares at prices ranging from $.50 to $1.50.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about National Energy Services, and which was acquiring the shares for its own account.  There were no underwriters.

On August 8, 2007, the Company executed an agreement to obtain the services of a Consultant.  In exchange for the consultant’s one year commitment, the Company issued 341,297 shares of its common stock.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

(f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2007

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The Company’s revenue for the year ended October 31, 2007 was 108% more then the revenues for the year ended October 31, 2006.  During the year ended October 31, 2007, the Company realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $2,277,028 for the year ended October 31, 2007, which is 114% higher then the level of equipment sales for the year ended October 31, 2006.   The 2007 sales represent 95% of our total revenue for the period.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the year ended October 31, 2007.  It is expected that invoice management fees will continue to make only a minor contribution to revenue, as it is the intention of the Company to limit this relatively labor-intense business to situations in which the services can be performed profitably.

Energy Management Fees.  A number of the Facilities that the Company manages pays fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Revenue from management services represented 4% of total revenue for the year ended October 31, 2007.  As with invoice management services, the portion of revenue attributable to energy management fees will remain modest, as the intention is to limit this relatively labor-intense business to situations in which the services can be performed profitably.

In the beginning of the 2007 fiscal year, the Company implemented a number of initiatives designed to increase revenues in the coming months.  The Company established a relationship with an equipment leasing company, so it could now offer prospective clients a choice of financing options.  In addition, the Company revised its internal procedures for evaluation of the credit worthiness of potential clients in order to substantially hasten the process, thus enabling the sales staff to close contracts more efficiently.  The expectation was that these initiatives, combined with increased demand for services due to the recent surge in energy prices, would enable the Company to expand its operations in the coming months.  These efforts proved to be beneficial.  The Company doubled its revenue from equipment sales and was able to support the various costs associated to the start up of the new product line of Telecommunications.

National Energy has also begun to explore new markets.  To date the typical customer has been the long term care facility.  The Company is now quoting business to the warehouse, freight distribution, manufacturing and hospitality industries.  These new areas will take some time to develop.

Our gross margin during the year ended October 31, 2007 was 50%, compared to 53% gross margin for the year ended October 31, 2006.   In general, gross margin will depend on product mix and volume of business.  The Company realizes a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems. The fiscal year ended 2007 did have more lighting jobs then the previous years.

If the Company is successful in increasing its volume of business, gross margin should increase as well, for a number of reasons.  For one, each sale of equipment requires that field surveyors are sent to interested Facilities to determine the potential energy savings so that a cost proposal can be presented to the Facility. That expense is incurred whether the sale closes or not, and the expense of failed contracts burdens the gross margin that is realized from successful marketing efforts.  If the Company is able to close more contracts and at a higher success rate, the burden on gross margin of costs from failed contracts will be proportionately reduced.

Our operating expenses for the year ended October 31, 2007 totaled $1,203,145, an increase of $7,957 compared to the year ended October 31, 2006.  The Company realized a reduction of $47,106 in selling during the year ended October 31, 2007.  This resulted from management’s ongoing efforts to market more efficiently.  The Company also realized a reduction in administrative expenses.  Those improvements were more then offset by (a) the start up costs related to the new product line of Telecommunication of $121,723, (b) the $95,595 expense incurred as a result of issuing stock to employees and consultants, (c) the $49,958 expense incurred in hiring an Investor Relations firm, (d) and a bad debt expense in the amount of $43,489.

Interest expense for the year ended October 31, 2007 was $34,125, compared to interest expense of $37,213 incurred in the year ended October 31, 2006.  Interest expense should continue to decrease as debt is amortized unless the Company secures new debt financing.

As a result of the factors listed above, the Company reported a net loss of $30,683 for the year ended October 31, 2007, as compared to a net loss of $609,601 for the year ended October 31, 2006.

Liquidity and Capital Resources

During the years prior to fiscal 2007, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two members of the Company’s Board of Directors, John O’Neill and Deborah O’Neill.    In the summer of 2007, the Company received its first significant “outside” financing, as it sold to an investor, for $270,000, 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares at prices ranging from $.50 to $1.50.

During fiscal year 2007, the Company’s operations were cash flow positive, providing $130,695 in cash.  With those funds and the summer investment, the Company was able to support its normal operations as well as the start up of the new telecommunications product line.  The Company also began to repay to Charter Management the funds it previously provided for operations.

The Company’s working capital deficit decreased by $143,936 during fiscal 2007.  Nevertheless, at October 31, 2007 the deficit was $878,116.  The Company has minimal liquidity and working capital is severely strained, as credit lines have been fully utilized.  It is expected that there will continue to be a working capital deficit until revenues increase significantly.

Working capital has been impaired, in part, by the nature of the Company’s business contracts.  In most of the sales arrangements, the Company must complete the job, pay for all costs incurred, and obtain a completion certificate before an invoice can be submitted for reimbursement to the lender or lessor.  Only then will the Company collect the cash payment for the job.  This procedure creates a delay of approximately thirty days before funds are received.   Until a level of operations is reached in which the Company is completing jobs on a consistent basis, this delay in receiving payment for jobs will impair the ability to fund operations.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-
The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years. The balance at October 31, 2007 outstanding under this note was $99,235 of which $34,352 is reflected as current liabilities.

-
The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt. As of October 31, 2007, the balance of the debt was $101,873, of which $11,403 is reflected as a current liability.

-
The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%. As of October 31, 2007, the balance on this obligation was $113,074, of which $12,627 is reflected as current liabilities.

The table below sets forth out debt service obligations as of October 31, 2007.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loans Payable – Stockholder/employee	$19,500	$19,500	$0	$0	$0
Charter – Notes payable	$212,683	$146,252	$66,431	$0	$0
PPL Promissory Note	$99,235	$34,352	$64,883	$0	$0
PPL Bad Debt Reserve	$101,873	$11,403	$38,606	$29,869	$21,995
PPL Bankruptcy Reserve	$113,074	$12,657	$42,851	$33,153	$24,413
Bank Note Payable	$30,949	$28,572	$2,377	$0	$0
Operating Leases	$39,952	$21,160	$15,364	$3,428	$0
TOTAL	$617,266	$273,896	$230,512	$66,450	$46,408

Assets totaled $806,400 and $722,235 as of October 31, 2007 and 2006, respectively.  On both dates assets consisted primarily of notes receivable from our customers who financed through Charter Management  and accounts receivable from current installations.

The Company plans to finance our future operations through the sale of products and services.  In addition, the Company is taking steps to insure continued operations by trying to raise additional equity, and is also looking into incurring additional debt to improve cash flow.  The Company is also contacting local banks to obtain additional short term financing via an extended credit line.  To date, the Company has no commitments for financing from any source.  Nevertheless, it is believed that even if additional equity or additional debt cannot be secured, cash flow from operations will be sufficient to sustain operations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Application of Critical Accounting Policies

In preparing the financial statements the Company is required to formulate working policies regarding valuation of assets and liabilities and to develop estimates of those values.  In the preparation of the financial statements for fiscal year 2007, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.

The estimate was the determination, detailed in Note 10 to the Financial Statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

The Company made no material changes to critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2007.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were two accounting pronouncements that may have a material effect on the Company’s financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet analyzed the impact FIN 48 will have on its financial condition, results of operations, or cash flows.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended January 31, 2007, and subsequent reporting periods, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31 2007, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are:

Name	Age	Position with the Company	DirectorSince
John T. O'Neill	50	Chairman of the Board, Chief Executive Officer, Director	2004
John A. Grillo	46	President, Chief Financial Officer, Director	2001
Deborah O'Neill	49	Secretary, Treasurer, Director	2004
Rusty J. Gramiak	51	Vice-President of Operations	--
Patricia A. Palmieri	41	Controller	--

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

John T. O'Neill.   Mr. O’Neill has been involved in the nursing home industry for over forty years.  For more than the past five years, Mr. O’Neill has been employed as CEO of O’Neill Management LLC., which is involved in the development, construction and operation of healthcare facilities.  Mr. O’Neill is also the CEO of Charter Management, LLC, which provides financing programs for the development of long-term care facilities.  Mr. O’Neill attended Bowling Green State University and Ohio State University, where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator.  Mr. O’Neill is married to Deborah F. O’Neill, the Company’s Secretary and Treasurer.

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

Nominating and Audit Committee

The Board of Directors has not appointed an Audit Committee or a Nominating Committee.  The Board of Directors does not have an audit committee financial expert.  The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company’s poor financial condition.

Code of Ethics

The Company has adopted a written code of ethics applicable to its executive officers.  A copy of the Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by National Energy Services, Inc. to John O’Neill, its Chief Executive Officer, and John Grillo, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended October 31, 2007, 2006 and 2005.  There were no other executive officers whose total salary and bonus for the fiscal year ended October 31, 2007 exceeded $100,000.

	Compensation
	Year	Salary	Other(1)

John T. O’Neill	2007	$0
	2006	$0
	2005	$0

John A. Grillo	2007	$124,677	12,686
	2006	$121,984	11,100
	2005	$121,984	11,100
_______________________
(1)	“Compensation: Other” includes certain health and life insurance benefits paid by the Company on behalf of the employee.

Employment Agreements

All  employment arrangements with  executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended October 31, 2007 and those options held by him on October 31, 2007.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation of for option term
Name	granted	year	($/share)	Date	5%	10%
John O’Neill	0	N.A.	N.A.	N.A.	0	0

Aggregated Fiscal Year-End Option Values

Name	Number of securities underlying unexercised options at fiscal year-end (#) (All exercisable)	Value of unexercised in-the-money options at fiscal year-end ($) (All exercisable)
John O’Neill	0	0

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known with respect to the beneficial ownership of common stock as of the date of this prospectus by the following:

•	each shareholder known by the Company to own beneficially more than 5% of common stock;

•	John T. O’Neill, Chief Executive Officer, and John A. Grillo, Chief Financial Officer

•	each directors; and

•	all directors and executive officers as a group.

There are 29,728,983 shares of common stock and no other equity securities outstanding on the date of this report.  Except as otherwise indicated, it is believed that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Aggregate Percent of Class
John & Deborah O’Neill	14,151,862(2)	47.6%

John A. Grillo	2,941,320	9.9%

Current executive officers and directors as a group (4 persons)	17,353,182	58.4%
_____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o National Energy Services Company, Inc., 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234.
(2)	Includes 14,151,862 shares owned by Charter Management LLC, of which Mr. and Mrs. O’Neill are the sole members and managers.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of October 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	1,158,703
Total	0	--	1,158,703

(1)
The Board of Directors adopted the 2007 Equity Incentive Plan in 2007. The Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of National Energy Services or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. 1,158,703 shares remain available for issuance under the plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Relater Party Transactions

None.

Director Independence

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:

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

_________________________________
(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-SB on November 14, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Amended Registration Statement on Form 10-SB on November 6, 2003 and incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $29,813 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $32,739 to the Company for professional services rendered for the audit of fiscal 2006 financial statements and review of the financial statements included in fiscal 2006 10-QSB filings.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $10,387 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $4,500 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in fiscal 2007 and $5,000 in fiscal 2006 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suites J
Marlton, New Jersey 08053
(856) 346-2828   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Energy Services Company, Inc.
Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2007 and 2006 that has resulted in substantial accumulated deficits.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

January 5, 2008

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current Assets:
Cash and cash equivalents	$282,567	$16,521
Accounts receivable, net	265,737	93,311
Notes receivable - related parties	-	3,296
Notes receivable - other, current portion	146,252	353,124
Prepaid expenses and other current assets	18,363	13,901

Total current assets	712,919	480,153

Fixed assets, net of depreciation	27,050	5,737
Notes receivable - other, net of current	66,431	236,345

TOTAL ASSETS	$806,400	$722,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$86,984	$79,071
Notes payable - other, current portion	146,252	353,124
Notes payable - related parties	954,808	944,129
Accounts payable and accrued expenses	295,621	125,881
Deferred revenue	82,370	-
Liability for stock to be issued	25,000	-

Total current liabilities	1,591,035	1,502,205

Long-term liabilities:
Long-term debt, net of current portion	258,147	395,800
Notes payable - other, net of current portion	66,431	236,345

Total long-term liabilities	324,578	632,145

Total liabilities	1,915,613	2,134,350

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized, 0 shares and 187,389 shares issued and outstanding at October 31, 2007 and 2006, respectively.	-	187
Common Stock, $.001 Par Value; 150,000,000 shares authorized; 29,424,698 and 16,808,014 shares issued and outstanding at October 31, 2007 and 2006 respectively	29,424	16,808
Additional Paid-in-Capital	2,989,781	2,652,108
Additional Paid-in-Capital - Warrants	133,483	-
Prepaid consulting fees	(150,000)	-
Accumulated deficit	(4,111,901)	(4,081,218)

Total Stockholders' Deficit	(1,109,213)	(1,412,115)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$806,400	$722,235

The accompanying notes are an integral part of these  financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Equipment sales	$2,277,028	$1,065,003
Management revenue	21,604	17,763
Energy management revenue	86,752	66,687

Total Operating Revenues	2,385,384	1,149,453

COST OF SALES	1,193,134	538,048

GROSS PROFIT	1,192,250	611,405

OPERATING EXPENSES
Selling expenses	258,937	211,831
General and administrative expenses	939,892	980,234
Depreciation and amortization	4,316	3,123
Total Operating Expenses	1,203,145	1,195,188

LOSS BEFORE OTHER INCOME (EXPENSE)	(10,895)	(583,783)

OTHER INCOME (EXPENSE)
Miscellaneous income	14,337	11,395
Interest expense	(34,125)	(37,213)
Total Other Income (Expense)	(19,788)	(25,818)

LOSS BEFORE PROVISION FOR INCOME TAXES	(30,683)	(609,601)
Provision for Income Taxes	-	-

NET INCOME APPLICABLE TO COMMON SHARES	$(30,683)	$(609,601)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	26,839,400	15,805,110

The accompanying notes are an integral part of these  financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid -in	Additional Paid -in Capital	Prepaid	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Warrants	Consulting	Deficit	Total

Balance, October 31, 2004	187,389	$187	15,698,014	$15,698	$2,453,418	$-	$-	$(2,764,511)	$(295,208)

Net loss for the year	-	-	-	-	-	-	-	(707,106)	(707,106)

Balance, October 31, 2005	187,389	187	15,698,014	15,698	2,453,418	-	-	(3,471,617)	(1,002,314)

Issuance of common stock for services	-	-	250,000	250	44,750	-	-	-	45,000
Issuance of common stock for compensation	-	-	860,000	860	153,940	-	-	-	154,800

Net loss for the year	-	-	-	-	-	-	-	(609,601)	(609,601)

Balance, October 31,2006	187,389	$187	16,808,014	$16,808	$2,652,108	$-	$-	$(4,081,218)	$(1,412,115)

Conversion of preferred stock	(187,389)	(187)	10,868,562	10,868	(10,681)	-	-	-	-
Issuance of common stock for services	-	-	356,297	356	104,444	-	-	-	104,800
Issuance of common stock for compensation	-	-	6,500	7	2,033	-	-	-	2,040
Issuance of common stock for subscription agreement	-	-	1,000,000	1,000	158,462	-	-	-	159,462
Warrants issued for subscription agreement	-	-	-	-	-	110,538	-	-	110,538
Warrants issued for services to be performed	-	-	-	-	-	22,945	-	-	22,945
Issuance of common stock for services to be performed	-	-	385,325	385	99,615	-	(225,000)	-	(125,000)
Amortization of prepaid consulting fees	-	-	-	-	-	-	75,000	-	75,000
Issuance costs incurred with warrants	-	-	-	-	(16,200)	-	-	-	(16,200)

Net loss for year ended October 31, 2007	-	-	-	-	-	-	-	(30,683)	(30,683)

Balance October 31, 2007	-	$-	29,424,698	$29,424	$2,989,781	$133,483	$(150,000)	$(4,111,901)	$(1,109,213)

The accompanying notes are an integral part of these  financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,683)	$(609,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	4,316	3,123
Common stock issued for services	229,800	45,000
Common stock issued for compensation	2,040	154,800
Amortization of prepaid consulting fees	75,000	-
(Increase) in prepaid consulting fees	(225,000)	-

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(172,426)	(6,330)
(Increase) in prepaid expenses and other current assets	(4,462)	(2,474)
Increase (Decrease) in accounts payable and accrued expenses	169,740	(35,291)
Increase (Decrease) in deferred revenues	82,370	-
Total adjustments	161,378	158,828
Net cash provided by (used in) operating activities	130,695	(450,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(25,629)	(1,500)
Net proceeds from advances from employees	3,296	99,007
Net proceeds from notes receivable - related party	10,679	345,072
Net cash provided by (used in) investing activities	(11,654)	442,579

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on note payable - bank	(28,324)	(21,429)
Principal payment on long term debt	(101,416)	(384,284)
Proceeds from notes receivable	376,786	378,603
Reduction of notes payable	(376,786)	-
Increase in liability of stock to be issued	25,000	-
Issuance costs	(16,200)	-
Proceeds from issuance of stock and warrants	267,945	-
Net cash provided by (used in) financing activities	147,005	(27,110)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,046	(35,304)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,521	51,825

CASH AND CASH EQUIVALENTS - END OF YEAR	$282,567	$16,521

The accompanying notes are an integral part of these  financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS OCTOBER 31, 2007 AND 2006

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$30,767	$37,213
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Preferred stock converted to common stock	$10,868	$-
Common stock issued for services	$229,800	$45,000
Common stock issued for compensation	$2,040	$154,800
Warrants issued for services	$22,945	$-
Warrants issued for subscription agreement	$110,538	$-

The accompanying notes are an integral part of these  financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006

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

In February of 2007, the Company began to offer an additional service.  It provides telecommunications services to further assist in reducing its’ clients' operating expenses.  The Company is not affiliated with any one-service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its’ customer.  The Company added two new members to its’ sales team to begin to market these services to the existing and future client base.

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
OCTOBER 31, 2007 AND 2006

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

The Company has signed a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract.  Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program, which will expire in July of 2009.  The Company discontinued this program as of January 2005.

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
OCTOBER 31, 2007 AND 2006

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of October 31, 2007 and 2006, the Company had $210,458 and $0   cash or cash equivalents in excess of the federally insured limits.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

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

Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31,	October 31,
	2007	2006

Net Loss	$(30,683)	$(609,601)

Weighted-average common shares outstanding (Basic)	26,839,400	15,805,110

Weighted-average common stock equivalents:

Stock options and warrants	-	-

Weighted-average common shares outstanding (Diluted)	26,839,400	15,805,110

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2007 and 2006 because inclusion would have been anti-dilutive. There were 1,200,000 and -0- options and warrants available at October 13, 2007 and 2006 respectively.

On July 6, 2007, the Company entered into a subscription agreement and received $270,000 in cash for stock and warrants to purchase 1 million shares of the Company’s common stock.

In 2006, the Company had 187,389 shares of preferred stock convertible into 10,868,562 shares of common.  These shares can be converted to 10,868,562 shares of common stock, based on a conversion ratio of 58:1.

As of November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, completed the process of conversion of 187,389 shares of preferred stock to 10,868,562 shares of common stock.

On August 8, 2007, the Company entered into a consulting services agreement and part of the compensation was the issuance of 200,000 options to purchase the Company stock.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $15,916 and $1,242 for the years ended October 31, 2007 and 2006, respectively.

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

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

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
OCTOBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Bad Debt

The Company reports receivables at their outstanding principal balance, adjusted for any charge-offs, allowances for losses or doubtful accounts, any deferred fees or costs on originated loans, and any unamortized premium or discount on purchased loans.

The Company provides for allowances for bad debts based on the past history of uncollectible accounts. All debts are written off when all measures have been exhausted for collection.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position or results of operations.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes”– an interpretation of FASB Statement 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet analyzed the impact FIN 48 will have on its financial condition, results of operations, or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following at October 31, 2007 and 2006:

	2007	2006
Office equipment	$56,922	$31,293
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	61,929	36,300
Accumulated Depreciation	(34,879)	(30,563)

Total	$27,050	$5,737

Depreciation expense was $4,316 and $3,123 for the years ended October 31, 2007 and 2006.

NOTE 4-	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  At October 31, 2007 and 2006, the Company has receivables in the amount of $265,737 and $93,311, respectively.

NOTE 5-	NOTES RECEIVABLE – EMPLOYEES

Prior to 2002, the Company entered into lending arrangements with a number of employees, officers and directors, and received notes for the amounts advanced by it.  The notes do not stipulate a repayment date.  Therefore management of the Company has treated them as due on demand, and has classified the notes as current assets. These notes receivable carry no stated interest rate. The notes receivable – related parties due the Company at October 31, 2007 and 2007 are $0 and 3,296, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 6-	LONG-TERM DEBT

The Company has a $200,000 note, which carries an interest rate of the issuing bank’s prime rate plus 1% (9.25% at October 31, 2007). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of October 31, 2007 and 2006, the balance was $30,949 and $59,521 of which $28,572 and $28,572 is classified as current, respectively.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of October 31, 2007 and 2006, the balance of the debt was $101,873 and $112,614, of which $11,403 and $10,741 is reflected as a current liability, respectively.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of October 31, 2007 and 2006, the balance was $113,074 and $124,996 of which $12,657 and $11,921 is classified as a current obligation, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 6-	LONG-TERM DEBT (CONTINUED)

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balances at October 31, 2007 and 2006 outstanding under this note were $99,235 and 177,740 respectively of which $34,352 and $27,837 are classified as current.  The Company made a principal payment of $50,000 in August 2007.

During the year ended October 31, 2007, the cumulative effect of the Company’s obligations to PPL on the Company’s consolidated statement of operations was represented by an interest expense of $26,185.

Current maturities of all long-term debt consisted of the following as of October 31, 2007:

2007	$86,984
2008	65,125
2009	54,800
2010	28,793
2011	30,569
Thereafter	78,860

$345,131

NOTE 7-	RELATED PARTY TRANSACTIONS

Advances

Charter Management, LLC has funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $935,308 and $924,629 as of October 31, 2007 and 2006, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 7-	RELATED PARTY TRANSACTIONS (Continued)

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range from between 4 and 5 years with an interest rate between 8% and 9%.  The outstanding balance at October 31, 2007 and 2006 is $212,683 and $589,469.  Principle maturity of these loans for the next three years is as follows:

2007	$146,252
2008	64,150
2009	2,281

Total	$212,683

In addition, the Company has a note payable with a stockholder of the Company in the amount of $19,500 at October 31, 2007 and 2006. This note has no stated interest rate or repayment terms.  Therefore, the Company has classified it as a current liability.

NOTE 8-	STOCKHOLDERS’ DEFICIT

As of October 31, 2007, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 29,424,698 shares issued and outstanding.

During the year ending October 31, 2007, the following transactions occurred:

On November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, converted all 187,389 outstanding shares of preferred stock into 10,868,562 of common shares.

On February 23, 2007, the Company issued 15,000 shares, with a fair market value of $4,800, to an investor relation agent for services to be performed over one year.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ (DEFICIT) (cont.)

On March 28, 2007, the Company issued 1,500 shares, with a fair market value of $540, to a former employee as previous compensation earned, but not recorded.  The expense was charged to current operations.

On May 29, 2007, the Company entered into a one year contract with a public relations firm by issuing 300,000 shares of stock at $0.25 per share for a total of $75,000.

On July 6, 2007, the Company received $270,000 for 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock for exercise prices ranging from $.50 per share to $1.50 per share.  The bifurcated value of the warrants was $110,430 and was charged to Additional paid-in capital – Warrants.  The Company paid an issuance cost of $16,200, which was applied against additional paid-in capital.  The common stock was not issued until August 2007.  This has been charged to Liability for Stock to be issued on the balance sheet.

On July 19, 2007, the Company issued 5,000 shares, with a fair market value of $1,500, to an employee as compensation.

On August 8, 2007, the Company executed an agreement to obtain the services of an investment banking/public relations firm.  In exchange for the firm’s one year commitment, the Company issued to it 85,325 shares, with a fair market value of $25,000 and options to purchase 200,000 shares at prices ranging from $.50 to $1.50.

On August 8, 2007, the Company executed an agreement to obtain the services of a Consultant.  In exchange for the consultant’s one year commitment, the Company issued 341,297 shares, with a fair market value of $100,000.

During the year ending October 31, 2006, the following transactions occurred:

As of October 31, 2006, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock. At October 31, 2006 and 2005, the Company had 187,389 shares of preferred stock issued and outstanding, respectively. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.

On November 27, 2006, Charter Management, LLC, the sole holder of the preferred stock, completed the conversion process of 187,389 shares of preferred stock to 10,868,562 of common shares.

On September 26, 2006, the Board authorized an additional 1,000,000 shares of $0.001 par value preferred stock.  An 8K report was filed with the SEC on November 20, 2006.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ (DEFICIT) (cont.)

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

Leases - Office

The Company currently leases its New Jersey office space under a lease that expired in May 2003, and was renewed on a month-to-month basis. Payments under this lease were $22,692 and $22,512 for the years ended October 31, 2007 and 2006, respectively.

Leases - Equipment

The Company also has various lease agreements for certain office equipment, expiring in 2012. Payments under this lease were $7,269 and $5,231 for the years ended October 31, 2007 and 2006, respectively.

Future lease commitments at October 31, 2007:

2007	21,160
2008	6,014
2009	4,675
2010	4,675
2011	3,428

Total lease costs	$39,952

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 10	PROVISION FOR INCOME TAXES

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

At October 31, 2007 and 2006, deferred tax assets consisted of the following:

	2007	2006

Deferred tax assets	$1,356,000	$1,347,000
Less: valuation allowance	(1,356,000)	(1,347,000)

Net deferred tax assets	$-0-	$-0-

At October 31, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $4,111,000 and $4,081,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2007 and 2006 and has sustained large accumulated deficits that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2007 AND 2006

NOTE 12 -	LEGAL

The Company has been named as a counterclaim defendant in a lawsuit in New York sate relating to an installation of energy upgrades in 2002.   The outcome of the litigation is uncertain.  However, the Company intends to defend any negative ruling in its’ adjudication of the litigation.

NOTE 13-	SUBSEQUENT EVENTS

In November 2007 and January 2008, the Company issued a total of 150,000 shares of common stock to a new employee as part of his initial employment agreement.

In January 2008, the Company issued 15,000 shares of common stock for services to an Investor Relations consultant.

In January 2008, the Company issued 139,285 shares of common stock to a related party for the relief of debt on the balance sheet

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:/s/ John T. O’Neill
John T. O’Neill, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 29, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John T. O’Neill
John T. O’Neill, Director,
Chief Executive Officer,

/s/ John A. Grillo
John A. Grillo, Director,
Chief Financial Officer,

/s/ Deborah O’Neill
Deborah O’Neill, Director