Form 10QSB
period 2008-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2008-03-14
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2008

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

March 14, 2008

Common Stock: 29,773,101

Transitional Small Business Disclosure Format (check one):       Yes [   ]      No   [X]

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED BALANCE SHEET

JANUARY 31, 2008

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 157,065
Accounts receivable, net	122,712
Notes receivable - other, current portion	143,721
Prepaid expenses and other current assets	35,793

Total current assets	459,291

Fixed assets, net of depreciation	24,556
Notes receivable - other, net of current	19,575

TOTAL ASSETS	$ 503,422

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 83,273
Notes payable - other, current portion	143,721
Notes payable - related parties	823,746
Accounts payable and accrued expenses	258,950
Deferred revenue	24,340
Liability for stock to be issued	25,000

Total current liabilities	1,359,030

Long-term liabilities:
Long-term debt, net of current portion	240,502
Notes payable - other, net of current portion	19,575

Total long-term liabilities	260,077

Total liabilities	1,619,107

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized,
0 shares and 0 shares issued and outstanding at Januaryr 31, 2008 and
2007, respectively.
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
29,728,983 shares issued and outstanding	29,729
Additional Paid-in-Capital	3,035,826
Additional Paid-in-Capital - Warrants	133,483
Prepaid consulting fees	(93,750)
Accumulated deficit	(4,220,973)

Total Stockholders' Deficit	(1,115,685)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 503,422

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(Unaudited)

	2008	2007

OPERATING REVENUES
Equipment sales	$ 684,089	$ 390,700
Management revenue	5,021	6,592
Energy management revenue	14,419	19,532

Total Operating Revenues	703,529	416,824

COST OF SALES	382,056	201,271

GROSS PROFIT	321,473	215,553

OPERATING EXPENSES
Selling expenses	106,726	41,456
General and administrative expenses	316,549	161,441
Depreciation and amortization	2,494	684
Total Operating Expenses	425,769	203,581

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(104,296)	11,972

OTHER INCOME (EXPENSE)
Interest income	1,979	-
Interest expense	(6,756)	(8,699)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(109,073)	3,273
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (109,073)	$ 3,273

NET INCOME (LOSS) PER BASIC SHARES	$ (0.00)	$ 0.00

NET INCOME (LOSS) PER DILUTED SHARES	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	29,528,379	22,006,022

WEIGHTED AVERAGE NUMBER OF DILUTED
SHARES OUTSTANDING	29,528,379	22,006,022

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (109,073)	$ 3,273
Adjustments to reconcile net income (loss) to net cash
provided by operating activities

Depreciation and amortization	2,494	684
Common stock issued for services	2,100	-
Common stock issued for compensation	24,750	-
Common stock issued for repayment of debt	19,500	-
Amortization of prepaid consulting fees	56,250	-

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	143,025	(66,959)
(Increase) in prepaid expenses and other current assets	(17,430)	(5,213)
Increase (Decrease) in accounts payable and accrued expenses	(36,669)	147,993
(Decrease) in deferred revenues	(58,030)	-
Total adjustments	135,990	76,505
Net cash provided by operating activities	26,917	79,778

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(1,500)
Net proceeds from advances from employees	-	1,839
Reduction of notes payable - related party	(131,062)	(538)
Net cash (used by) investing activities	(131,062)	(199)

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on note payable - bank	(7,143)	(7,143)
Principal payment on long term debt	(14,214)	(12,291)
Proceeds from notes receivable	49,387	74,455
Reduction of notes payable	(49,387)	(74,455)
Net cash (used by) financing activities	(21,357)	(19,434)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(125,502)	60,145

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	282,567	16,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 157,065	$ 76,666

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$ 5,778	$ 8,469
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Preferred stock converted to common stock	$ -	$ 10,868
Common stock issued for services	$ 2,100	$ -
Common stock issued for compensation	$ 24,750	$ -
Common stock issued for repayment of debt	$ 19,500	$ -

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 -

NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the October 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

JANUARY 31, 2008 AND 2007

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

JANUARY 31, 2008 AND 2007

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

Under SFAC 5, the Company recognizes revenue for each of its components when the revenue is realized or realizable and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. When considering the types of arrangement the Company enters into, all of the criteria are present, and therefore, are recorded in accordance with the authoritative literature.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of January 31, 2008, the Company had $145,518 in excess of the federally insured limits.

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

JANUARY 31, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended January 31 are as follows:

	2008	2007
Net Income (Loss)	$(109,073)	$3,273

Weighted-average common shares outstanding
(Basic)	29,528,379	22,006,022
Weighted-average common stock equivalents:
Stock options and warrants	0	0
Preferred stock conversions	0	0
Weighted-average common shares outstanding
(Diluted)	29,528,379	22,066,022

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 and -0- warrants outstanding at January 31, 2008 and 2007, respectively.

On August 8, 2007, the Company entered into a consulting services agreement and part of the compensation was the issuance of 200,000 options to purchase the Company stock.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $5,328 and $86 for the three months ended January 31, 2008 and 2007, respectively.

Stock-Based Compensation

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.”  FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company adopted FAS 123R using the “modified prospective” transition method, as defined in FAS 123R.  Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R is effective January 1, 2006.  The implementation of this standard did not have a material impact on its financial position, results of operations, or cash flows.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont)

Stock-Based Compensation (cont)

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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of January 31, 2008 and 2007, no allowance has been established.

NOTE 3 -

FIXED ASSETS

Fixed assets consist of the following at January 31, 2008:

Office equipment	$56,922
Furniture and fixtures	2,107
Leasehold improvements	2,900
61,929
Accumulated Depreciation	(37,373)
Total	$ 24,556

Depreciation expense was $2,494 and $684 for the three months ended January 31, 2008 and 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

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

NOTE 6 -

LONG-TERM DEBT

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (7.00% at January 31, 2008). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of January 31, 2008, the balance was $23,806, all of which is currently due.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2008, the balance of the debt was $99,086, of which $11,575 is reflected as a current liability.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 6 -

LONG-TERM DEBT (cont.)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of January 31, 2008 the balance was $109,980 of which $12,848 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2008 outstanding under this note was $90,902, of which $35,043 is reflected as a current liability.

During the three months ended January 31, 2008, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $5,124.

Current maturities of all long-term debt consisted of the following as of January 31, 2008:

2008	83,273
2009	63,882
2010	45,436
2011	29,227
2012 and Thereafter	101,957
$323,775

NOTE 7 -

NOTES PAYABLE – RELATED PARTIES

The Company had a note payable with a stockholder of the Company in the amount of $19,500.  This note was paid off through the issuance of shares of common stock valued at the full amount of the loan.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $823,746 as of January 31, 2008.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 8 -

STOCKHOLDERS’ DEFICIT

As of January 31, 2008, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 29,728,983 shares issued and outstanding.

During the three months ending January 31, 2008, the following transactions occurred:

On November 2, 2007 and January 17, 2008 the Company issued 75,000 and 75,000 shares, with a market value of $.19 and $.14 respectively per share, to an employee as part of an employment agreement.

On January 17, 2008, the Company issued 15,000 shares, with a fair market value of $2,100, to an investor relation agent for services to be performed over one year.

On January 17, 2008, the Company issued 139,285 shares of common stock, with a fair market value of $.14 per share to repay the related part debt of $19,500.

NOTE 9 -

COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2007, and was renewed on a one-year basis. Payments under this lease were $5,718 and $5,628 for the three months ended January 31, 2008 and 2007, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $1,291 for the three months ended January 31, 2008.

The Company is leasing an upgrade to its sales management software.  The lease was signed on July 22, 2007.  Payments under this lease were $1,227 for the three months ended January 31, 2008.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2008 AND 2007

(UNAUDITED)

NOTE 9 -

COMMITMENTS AND CONTINGENCIES (cont.)

Leases (cont.)

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2008:

2008

           $ 15,315

2009

    4,757

2010

    4,675

2011

    4,675

2012

    2,233

Total lease costs                     $ 31,655

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

At January 31, 2008 and 2007 deferred tax assets approximate the following:

	2008	2007
Deferred tax assets	$1,265,000	$1,223,000
Less: valuation allowance	(1,265,000)	(1,223,000)

Net deferred tax assets	$ 0	$ 0

At January 31, 2008 and 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $4,218,000 and $4,078,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2007 AND 2006

(UNAUDITED)

NOTE 11 -

GOING CONCERN

The Company incurred net losses for the years ended October 31, 2007 and 2006 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 -

RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $163,296, of which $143,721 has been shown as current.

NOTE 13 -

SUBSEQUENT EVENTS

In February 2008, the Company issued 44,118 shares of common stock valued at $.17 per share for payment of $7,500 in consulting fees.

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

Results of Operations

The Company’s revenue for the three months ended January 31, 2008 was 69% higher then the revenues for the three months ended January 31, 2007.  During the three months ended January 31, 2008, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $684,089 for the three months ended January 31, 2008, which is over 75% higher than the $390,700 in equipment sales reported for the three months ended January 31, 2007.  Capital equipment sales represented 97% of our total revenue for the first quarter of fiscal 2008.  The high volume of proposals prepared during 2007 has resulted in a significant increase in signed contracts and scheduled work for the first quarter of 2008.

 During the first two months of fiscal 2008, however, there was a reduction in the Company’s backlog from the highs in the final quarter of 2007.  One reason for the decline in backlog is the fact that in the last several months, the Company’s personnel and financial resources were focused on developing the necessary processes, marketing materials and personnel to expand the Company’s reach into new markets for its energy saving products and services.  One early favorable result of that effort was the fact that in the final quarter of fiscal 2007 the Company completed a successful test of its proprietary Ozone Laundry System at the Hilton Hotel in Minneapolis, as a result of which the Company is preparing to work with Hilton Management Company as an approved vendor.  We expect this new relationship and our other efforts at market penetration to lead to the growth of our business.  In the current quarter, however, the decline in backlog is likely to produce a decline in the pace of our growth.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the three months ended January 31, 2008.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 2% of total revenue for the three months ended January 31, 2008.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the three months ended January 31, 2008 was 46%, compared to 52% gross margin for the three months ended January 31, 2007.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the three months ended January 31, 2008 totaled $425,769, an increase of $228,188 compared to three months ended January 31, 2007. The increase in operating expenses is due to a number of factors.  The Company’s addition of the Telecommunications product line is still in its start up phase.  Most of the expenses for that product line are being covered by the general operations of the Company.  The Company has incurred additional expenses related to investor and public relations.  The Company has increased its marketing efforts with an update to its website and general marketing material.   The Company continues to make efforts to manage costs and improve the management of day to day operations.

Interest expense for three months ended January 31, 2008 was $6,756, compared to interest expense of $8,699 incurred in the three months ended January 31, 2007.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $109,073 for the three months ended January 31, 2008, compared to a net income of $3,273 for the three months ended January 31, 2007.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Liquidity and Capital Resources

In the past, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provided financing for many of the Facilities to which we sold our Gatekeeper program.  When it did so, we signed a note payable to Charter in the amount of the financing.  At the same time we received from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we added a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.    During the first quarter of fiscal 2008, we decreased our  net obligation to Charter by $131,062.

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

The Company’s working capital deficit has increased by $21,623 since October 31, 2007, the end of our last fiscal year.  At January 31, 2008 the deficit was $899,739.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2008 outstanding under this note was $90,902, of which $35,043 is reflected as a current liability.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2008, the balance of the debt was $99,086, of which $11,575 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of January 31, 2008 the balance was $109,980 of which $12,848 is classified as a current obligation.

The table below sets forth our debt service obligations as of January 31, 2008.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	823,746	823,746	0	0	0
Charter – Notes payable	163,296	143,721	19,575	0	0
PPL Promissory Note	90,902	35,043	55,859	0	0
PPL Bad Debt Reserve	99,086	11,575	39,188	48,323	0
PPL Bankruptcy Reserve	109,980	12,848	43,497	53,635	0
Bank Note Payable	23,806	23,806	0	0	0
Operating Leases	31,655	15,315	14,106	2,234	0

TOTAL	$1,342,471	$1,066,054	$172,225	$104,192	$ 0

Our assets totaled $503,422 and $779,074 as of January 31, 2008 and 2007, respectively.  Our assets at January 31, 2008 consisted primarily of notes receivable with a value of $163,296 and accounts receivable of $ 91,072.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of January 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were effective.

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

Legal Proceedings

None.

Item 2

Unregistered sale of equity securities and use of proceeds

During the quarter ended January 31, 2008, National Energy Services issued 150,000 shares of common stock to an employee.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

In January 2008 National Energy Services issued 15,000 shares of common stock to an investor relations consultant.  The shares were issued in exchange for services, and were valued at the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for her own account.  There were no underwriters.

In January 2008 National Energy Services issued 139,285 shares of common stock to a related party.  The shares were issued in satisfaction of debt in the amount of $19,500.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and who was acquiring the shares for his own account.  There were no underwriters.

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

Dated:  March 14, 2008

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer