Form 10QSB
period 2008-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2008-06-16
CIK 1165336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2008

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

Yes	_X_	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ___           No_X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
June 16, 2008
Common Stock: 29,835,601

Transitional Small Business Disclosure Format (check one):                 Yes___           No_X_

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEET
APRIL 30, 2008
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$18,582
Accounts receivable, net	95,953
Notes receivable - other, current portion	107,254
Prepaid expenses and other current assets	14,315

Total current assets	236,104

Fixed assets, net of depreciation	22,246
Notes receivable - other, net of current	12,899

TOTAL ASSETS	$271,249

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$77,203
Notes payable - other, current portion	107,254
Notes payable - related parties	888,638
Accounts payable and accrued expenses	264,848
Liability for stock to be issued	25,000

Total current liabilities	1,362,944

Long-term liabilities:
Long-term debt, net of current portion	224,958
Notes payable - other, net of current portion	12,899

Total long-term liabilities	237,857

Total liabilities	1,600,801

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized, 0 shares issued and outstanding	-
Common Stock, $.001 Par Value; 150,000,000 shares authorized; 29,835,601 shares issued and outstanding	29,836
Additional Paid-in-Capital	3,053,219
Additional Paid-in-Capital - Warrants	133,483
Prepaid consulting fees	(37,500)
Accumulated deficit	(4,508,590)

Total Stockholders' Deficit	(1,329,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$271,249

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 2008 AND 2007
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

OPERATING REVENUES
Equipment sales	$894,404	$950,601	$210,314	$559,902
Management revenue	9,485	10,768	4,245	4,176
Energy management revenue	31,550	42,977	17,350	23,445

Total Operating Revenues	935,439	1,004,346	231,910	587,523

COST OF SALES	482,954	485,072	100,898	283,801

GROSS PROFIT	452,485	519,274	131,012	303,722

OPERATING EXPENSES
Selling expenses	225,996	99,679	115,460	58,223
General and administrative expenses	608,515	375,993	295,776	214,553
Depreciation and amortization	4,804	1,417	2,310	734
Total Operating Expenses	839,315	477,089	413,546	273,510

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(386,830)	42,185	(282,534)	30,212

OTHER INCOME (EXPENSE)
Interest income	2,189	-	210	-
Interest expense	(12,050)	(17,754)	(5,294)	(9,056)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(396,691)	24,431	(287,617)	21,156
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(396,691)	$24,431	$(287,617)	$21,156

NET INCOME (LOSS) PER BASIC SHARES	$(0.01)	$0.00	$(0.01)	$0.00

NET INCOME (LOSS) PER DILUTED SHARES	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	29,656,982	24,860,187	29,786,214	24,860,187

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	29,656,982	24,860,187	29,786,214	24,860,187

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(396,691)	$24,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation and amortization	4,804	1,417
Common stock issued for services	19,600	4,800
Common stock issued for compensation	24,750	540
Common stock issued for repayment of debt	19,500	-
Amortization of prepaid consulting fees	112,500	-

Changes in assets and liabilities
Decrease in accounts receivable	169,784	74,995
(Increase) Decrease in prepaid expenses and other current assets	4,049	(1,493)
Increase (Decrease) in accounts payable and accrued expenses	(30,772)	151,913
(Decrease) in deferred revenues	(82,370)	-
Total adjustments	241,845	232,172
Net cash provided by (used in) operating activities	(154,846)	256,603

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(1,500)
Net proceeds from advances from employees	-	(353)
Reduction of notes payable - related party	(66,170)	(12,767)
Net cash (used in) investing activities	(66,170)	(14,620)

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on notes payable - bank	(14,286)	(14,038)
Principal payment on long term debt	(28,683)	(25,051)
Proceeds from notes receivable - other	92,530	148,974
Reduction of notes payable - other	(92,530)	(148,974)
Net cash (used in) financing activities	(42,969)	(39,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263,985)	202,894

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	282,567	16,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,582	$219,415

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$11,072	$16,513
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Preferred stock converted to common stock	$-	$10,868
Common stock issued for services	$19,600	$4,800
Common stock issued for compensation	$24,750	$540
Common stock issued for repayment of debt	$19,500	$-

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

The Company previously was party to a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement was reached between the Company and the customer facility, upon credit approval, Charter provided financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which was negotiated at the time of contract signing. This term equaled the term of the service contract.  Each time a project is funded, the Company signed a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program, which will expire in July of 2009.  The Company discontinued this program as of January 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of April 30, 2008, the Company had $67,527 in excess of the federally insured limits.

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended April 30 are as follows:

	2008	2007

Net Income (Loss)	$(396,691)	$24,431

Weighted-average common shares outstanding (Basic)	29,656,982	24,860,187

Weighted-average common stock equivalents:
Stock options and warrants	-0-	-0-
Preferred stock conversions	-0-	-0-

Weighted-average common shares outstanding (Diluted)	29,656,982	24,860,187

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 and -0- warrants outstanding at April 30, 2008 and 2007, respectively.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $9,312 and $2,086 for the six months ended April 30, 2008 and 2007, respectively.

Stock-Based Compensation

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.”  FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company adopted FAS 123R using the “modified prospective” transition method, as defined in FAS 123R.  Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R was effective January 1, 2006.  The implementation of this standard did not have a material impact on its financial position, results of operations, or cash flows.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont)

Stock-Based Compensation(cont)

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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of April 30, 2008, no allowance has been established.

NOTE 3 -	FIXED ASSETS

Fixed assets consist of the following at April 30, 2008:

Office equipment	$56,922
Furniture and fixtures	2,107
Leasehold improvements	2,900
61,929
Accumulated depreciation	(39,683)

Total	$22,246

Depreciation expense was $4,804 and $1,417 for the six months ended April 30, 2008 and 2007.

NOTE 4 -	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made.

NOTE 5 -	LONG-TERM DEBT

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (7.00% at April 30, 2008). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of April 30, 2008, the balance was $16,663, all of which is currently due.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2008, the balance of the debt was $96,257, of which $11,750 is reflected as a current liability.

NOTE 5 -        LONG-TERM DEBT(cont)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of April 30, 2008 the balance was $106,840 of which $13,042 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2008 outstanding under this note was $82,402, of which $35,749 is reflected as a current liability.

During the six months ended April 30, 2008, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $9,992.

Current maturities of all long-term debt consisted of the following as of April 30, 2008:

2008	77,203
2009	65,037
2010	35,880
2011	29,667
2012 and Thereafter	94,374
$302,161

NOTE 6 -        NOTES PAYABLE – RELATED PARTIES

The Company had a note payable with a stockholder of the Company in the amount of $19,500.  This note was paid off through the issuance of shares of common stock valued at the full amount of the loan.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $888,638 as of April 30, 2008.

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range from between 4 and 5 years with an interest rate between 8% and 9%.  The outstanding balance at April 30, 2008 and 2007 is $120,153 and $440,496.  Principle maturity of these loans for the next two years is as follows:

2008	$107,254
2009	12,899
Total	$212,683

NOTE 7 -	STOCKHOLDERS’ DEFICIT

As of April 30, 2008, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 29,835,601 shares issued and outstanding.

During the six months ending April 30, 2008, the following transactions occurred:

On November 2, 2007 and January 17, 2008 the Company issued 75,000 and 75,000 shares, with a market value of $.19 and $.14 respectively per share, to an employee as part of an employment agreement.  The total fair market value is $24,750.

On January 17, 2008, the Company issued 15,000 shares, with a fair market value of $2,100, to an investor relation agent for services to be performed over one year.

On January 17, 2008, the Company issued 139,285 shares of common stock, with a fair market value of $.14 per share to repay the related part debt of $19,500.

On February 4, 2008 the Company issued 44,118 shares, with a fair market value of $7,500, to an investor relation agent for services performed in January 2008.

On April 10, 2008 the Company issued 62,500 shares, with a fair market value of $10,000, to an investor relation agent for services performed in February 2008.

NOTE 8 -        COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2007, and was renewed on a one-year basis. Payments under this lease were $11,436 and $11,256 for the six months ended April 30, 2008 and 2007, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under these leases were $2,580 for the six months ended April 30, 2008.

The Company is leasing an upgrade to its’ sales management software.  The lease was signed on July 22, 2007.  Payments under this lease were $2,454 for the six months ended April 30, 2008.

NOTE 8 -        COMMITMENTS AND CONTINGENCIES (cont.)

Leases (cont.)

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2008:

2009	$24,449
2010	12,675
2011	4,675
2012	4,675
2013	1,065

Total lease costs	$47,539

NOTE 9 -        PROVISION FOR INCOME TAXES

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

At April 30, 2008 and 2007 deferred tax assets approximate the following:

	2008	2007

Deferred tax assets	$1,353,000	$1,217,000
Less: valuation allowance	(1,353,000)	(1,217,000)

Net deferred tax assets	$-0-	$-0-

At April 30, 2008 and 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $4,509,000 and $4,056,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 -      GOING CONCERN

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

NOTE 11 -      RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $120,153, of which $107,254 has been shown as current.

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

Overview of Our Business

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care, hospitality, warehousing and distribution facilities.  The program features lighting upgrades, an energy efficient laundry system upgrade, wireless energy management for the monitoring and control of energy, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems. The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

Most of the facilities that we serve are able to amortize the capital cost of our program through the monthly energy savings that our program provides.  To assist the facilities in funding the capital cost, we have engaged U.S. Energy Capital to offer leasing plans to the facilities.  We expect that these financing options offered to potential clients will aid our efforts to significantly expand our operations.  We expect our business also to be aided by the recent explosive growth in energy costs, which makes the conservation program that we offer proportionately more valuable to the facilities.

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

Results of Operations

The Company’s revenue for the six months ended April 30, 2008 was 6% less then the revenues for the six months ended April 30, 2007.  However, for the reasons discussed below, revenue for the three months ended April 30, 2008 were 60% less than revenues for the three months ended April 30, 2007.  During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $894,404 for the six months ended April 30, 2008, which is 5% less than the $950,601 in equipment sales reported for the six months ended April 30, 2007.  Capital equipment sales represented 95% of our total revenue for the first six months of fiscal 2008.

 During the first two months of fiscal 2008, however, there was a reduction in the Company’s backlog from its level  in the final quarter of 2007.  This resulted in the significant reduction in second quarter capital equipment sales, from $559,902 in the second quarter of fiscal 2007 to $210,314 in the second quarter of fiscal 2008.  One reason for the decline in backlog is the fact that during this period, the Company’s personnel and financial resources were focused on developing the necessary processes, marketing materials and personnel to expand the Company’s reach into new markets for its energy saving products and services.  One early favorable result of that effort was the fact that in the final quarter of fiscal 2007 the Company completed a successful test of its proprietary Ozone Laundry System at the Hilton Hotel in Minneapolis, as a result of which the Company is preparing to work with Hilton Management Company as an approved vendor.  We expect this new relationship and our other efforts at market penetration to lead to the growth of our business.  Indeed, since April 2008 we have delivered written quotes to potential clients in the Hospitality industry totaling over $2.6 million in potential revenue.  Nevertheless, our backlog remains low relative to prior periods, $133,670 at June 13, 2008, compared to backlog in excess of $400,000 in June 2007.  In the current quarter, therefore, the decline in sales experienced in the second fiscal quarter is likely to continue.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the six months ended April 30, 2008.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 3% of total revenue for the six months ended April 30, 2008.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the six months ended April 30, 2008 was 48%, compared to 51% gross margin for the six months ended April 30, 2007, although gross margin was 56% for the quarter ended April 30, 2008.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the six months ended April 30, 2008 totaled $839,315, an increase of $362,226 compared to six months ended April 30, 2007. The increase in operating expenses is due to a number of factors.  The Company’s addition of the Telecommunications product line is still in its start up phase.  Most of the expenses for that product line are being covered by the general operations of the Company.  In addition, the Company has incurred additional expenses related to investor and public relations. The Company also expanded its sales force by hiring a National Director of Sales and Marketing, and has increased its marketing efforts with an update to its website and general marketing material.

Interest expense for the six months ended April 30, 2008 was $12,050, compared to interest expense of $17,754 incurred in the six months ended April 30, 2007.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $396,691 for the six months ended April 30, 2008, compared to a net income of $24,431 for the six months ended April 30, 2007.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

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

The Company’s working capital deficit has increased by $248,724 since October 31, 2007, the end of our last fiscal year.  At April 30, 2008 the deficit was $1,126,840.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-
The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2008 outstanding under this note was $82,402, of which $35,749 is reflected as a current liability.

-
The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2008, the balance of the debt was $96,257, of which $11,750 is reflected as a current liability.

-
The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of April 30, 2008 the balance was $106,840 of which $13,042 is classified as a current obligation.

The table below sets forth our debt service obligations as of April 30, 2008.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	888,638	888,638	0	0	0

Charter – Notes payable	120,153	107,254	12,899	0	0
PPL Promissory Note	82,402	35,748	46,654	0	0
PPL Bad Debt Reserve	96,257	11,750	39,779	44,728	0
PPL Bankruptcy Reserve	106,840	13,042	44,153	49,645	0
Bank Note Payable	16,663	16,663	0	0	0
Operating Leases	47,539	24,449	22,025	1,065	0

TOTAL	$1,358,492	$1,097,544	$165,510	$95,438	$0

Our assets totaled $271,249 and $703,089 as of April 30, 2008 and 2007, respectively.  Our assets at April 30, 2008 consisted primarily of notes receivable with a value of $120,153 and accounts receivable of $ 95,953.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of April 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were effective.

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
OTHER INFORMATION

Item 1              Legal Proceedings

None.

Item 2              Unregistered sale of equity securities and use of proceeds

In February 2008 National Energy Services issued 44,118 shares of common stock to an investor relations consultant.  The shares were issued in exchange for services, and were valued at $7,500, the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principles had access to detailed information about National Energy Services, and which was acquiring the shares for its own account.  There were no underwriters.

In April 2008 National Energy Services issued 62,500 shares of common stock to an investor relations consultant.  The shares were issued in exchange for services, and were valued at $10,000, the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principles had access to detailed information about National Energy Services, and which was acquiring the shares for its own account.  There were no underwriters.

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

Dated: June 16, 2008	NATIONAL ENERGY SERVICES COMPANY, INC.

	By:	/s/ John O’Neill
John O’Neill, Chief Executive Officer

	By:	/s/ John Grillo
John Grillo, Chief Financial Officer