Form 10-Q
period 2008-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2008-09-12
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 2008

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

September 12, 2008

Common Stock: 29,835,601

Transitional Small Business Disclosure Format (check one):       Yes [   ]      No   [X]

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEET
JULY 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$ 14,159
Accounts receivable, net	139,792
Notes receivable - other, current portion	86,535
Prepaid expenses and other current assets	15,263
Total current assets	255,749

Fixed assets, net of depreciation	19,966
Notes receivable - other, net of current	1,587

TOTAL ASSETS	$ 277,302

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 71,154
Notes payable - other, current portion	86,535
Notes payable - related parties	1,086,483
Accounts payable and accrued expenses	311,391
Liability for stock to be issued	25,000
Total current liabilities	1,580,563

Long-term liabilities:
Long-term debt, net of current portion	209,134
Notes payable - other, net of current portion	1,587
Total long-term liabilities	210,721

Total liabilities	1,791,284

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares,
authorized 0 shares issued and outstanding	-
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
29,835,601 shares issued and outstanding	29,836
Additional Paid-in-Capital	3,053,219
Additional Paid-in-Capital - Warrants	133,483
Accumulated deficit	(4,730,520)
Total Stockholders' Deficit	(1,513,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 277,302

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JULY 31
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	July 31	July 31	July 31	July 31
	2008	2007	2008	2007

OPERATING REVENUES
Equipment sales	$ 1,098,032	$ 1,510,110	$ 203,184	$ 559,509
Management revenue	18,040	17,021	8,998	6,253
Energy management revenue	46,100	66,422	14,550	23,445
Total Operating Revenues	1,162,172	1,593,553	226,732	589,207

COST OF SALES	592,421	778,677	109,467	293,605

GROSS PROFIT	569,751	814,876	117,265	295,602

OPERATING EXPENSES
Selling expenses	278,417	153,322	52,422	53,643
General and administrative expenses	888,176	622,998	279,661	247,004
Depreciation and amortization	7,084	2,397	2,279	979
Total Operating Expenses	1,173,677	778,717	334,362	301,626

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(603,926)	36,159	(217,097)	(6,024)

OTHER INCOME (EXPENSE)
Interest income	2,196	-	7	-
Interest expense	(16,890)	(26,471)	(4,840)	(8,717)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(618,620)	9,688	(221,930)	(14,741)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (618,620)	$ 9,688	$ (221,930)	$ (14,741)

NET INCOME (LOSS) PER BASIC SHARES	$ (0.02)	$ 0.00	$ (0.01)	$ 0.00

NET INCOME (LOSS) PER DILUTED SHARES	-	$ 0.00	-	-

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	29,716,956	25,885,428	29,835,601	27,902,478

WEIGHTED AVERAGE NUMBER
OF DILUTED SHARES OUTSTANDING	-	26,885,428	-	-

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (618,620)	$ 9,688
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation and amortization	7,084	2,397
Common stock issued for services	19,600	79,800
Common stock issued for compensation	24,750	2,040
Amortization of prepaid consulting fees	150,000	12,500
(Increase) in prepaid consulting fees	-	(75,000)

Changes in assets and liabilities
Decrease in accounts receivable	125,945	(221,070)
(Increase) Decrease in prepaid expenses and other current assets	3,100	(47,501)
Increase in accounts payable and accrued expenses	15,772	199,913
Increase (Decrease) in deferred revenues	(82,370)	176,554
Total adjustments	263,881	129,633
Net cash provided by (used in) operating activities	(354,739)	139,321

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(4,944)
Net proceeds from advances from employees	-	30,050
Increase in notes payable - related party	151,175	-
Net cash provided by investing activities	151,175	25,106

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on notes payable - bank	(21,429)	(59,273)
Principal payment on long term debt	(43,415)	-
Net proceeds from long term debt	-	308
Proceeds from notes receivable - other	124,561	257,015
Reduction of notes payable - other	(124,561)	(257,015)
Increase in liability of stock to be issued	-	159,570
Issuance costs	-	(16,200)
Proceeds from issuance of warrants	-	110,430
Net cash provided by (used in) financing activities	(64,844)	194,835

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(268,408)	359,262
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	282,567	16,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 14,159	$ 375,783

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED JULY 31
(Unaudited)

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 15,912	$ 24,171
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Preferred stock converted to common stock	$ -	$ 10,868
Common stock issued for services	$ 19,600	$ 79,800
Common stock issued for compensation	$ 24,750	$ 2,040
Common stock issued for repayment of debt	$ 19,500	$ -
Common stock issued for consulting fees	$ -	$ 75,000

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

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

JULY 31, 2008 AND 2007

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

The Company previously was party to a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement was reached between the Company and the customer facility, upon credit approval, Charter provided financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equaled the term of the service contract.  Each time a project was funded, the Company signed a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program, which will expire in July of 2009.  The Company discontinued this program as of January 2005.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

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

JULY 31, 2008 AND 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of July 31, 2008, the Company had $80,061 in excess of the federally insured limits.

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

JULY 31, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended July 31:

	2008	2007
Net Income (Loss)	$(618,620)	$9,688

Weighted-average common shares outstanding
(Basic)	29,716,956	25,885,428
Weighted-average common stock equivalents:
Stock options and warrants	0	1,000,000
Preferred stock conversions	0	0
Weighted-average common shares outstanding
(Diluted)	29,716,956	26,885,428

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 warrants outstanding at July 31, 2008 and 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $12,340 and $2,586 for the nine months ended July 31, 2008 and 2007, respectively.

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

JULY 31, 2008 AND 2007

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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of July 31, 2008, an allowance of $24,999 has been established.

NOTE 3 -

FIXED ASSETS

Fixed assets consist of the following at July 31, 2008:

Office equipment	$56,922
Furniture and fixtures	2,107
Leasehold improvements	2,900
61,929
Accumulated Depreciation	(41,963)
Total	$ 19,966

Depreciation expense was $7,084 and $2,397 for the nine months ended July 31, 2008 and 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 4 -

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made. The Company reserves any balance once the determination has been made.  At July 31, 2008, an allowance of $24,999 was established.

NOTE 5 -

LONG-TERM DEBT

The Company has a $200,000 loan with Commerce Bank, which carries an interest rate of the bank’s prime rate plus 1% (6.00% at July 31, 2008). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of July 31, 2008, the balance was $9,520, all of which is currently due.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2008, the balance of the debt was $93,385, of which $11,927 is reflected as a current liability.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 5 -

LONG-TERM DEBT(cont)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of July 31, 2008 the balance was $103,653 of which $13,238 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2008 outstanding under this note was $73,730, of which $36,469 is reflected as a current liability.

During the nine months ended July 31, 2008, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $14,599.

Current maturities of all long-term debt consisted of the following as of July 31, 2008:

2008	71,154
2009	63,978
2010	28,365
2011	30,115
2012 and Thereafter	86,676
$280,288

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 6 -

NOTES PAYABLE – RELATED PARTIES

The Company had a note payable with a stockholder of the Company in the amount of $19,500.  This note was paid off through the issuance of shares of common stock valued at the full amount of the loan.

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,086,483 as of July 31, 2008.

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range between 4 and 5 years, with an interest rate ranging between 8% and 9%.  The outstanding balance at July 31, 2008 is $88,122.  Principle maturity of these loans for the next two years is as follows:

2008

$   86,535

2009

       1,587

Total

$   88,122

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ DEFICIT

As of July 31, 2008, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 29,835,601 shares issued and outstanding.

During the nine months ending July 31, 2008, the following transactions occurred:

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

On April 10, 2008 the Company issued 62,500 shares, with a fair market value of $10,000, to an investor relation agent for services performed in February.

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2008, and was renewed on a one-year basis. Payments under this lease were $17,342 and $16,974 for the nine months ended July 31, 2008 and 2007, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under this lease were $3,871 and $4,810 for the nine months ended July 31, 2008 and 2007, respectively.

The Company is leasing an upgrade to its’ sales management software.  The lease was signed on July 22, 2007 and expires in 2012.  Payments under this lease were $3,681 and $779 for the nine months ended July 31, 2008 and 2007, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2008 AND 2007

(UNAUDITED)

NOTE 8 -

COMMITMENTS AND CONTINGENCIES (cont.)

Leases(cont.)

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2008:

2009

           $ 23,191

2010

  12,675

2011

    4,675

2012

    4,544

2013

      - 0-

Total lease costs                     $  45,085

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

At July 31, 2008 and 2007 deferred tax assets approximate the following:

	2008	2007
Deferred tax assets	$1,609,000	$1,383,000
Less: valuation allowance	(1,609,000)	(1,383,000)

Net deferred tax assets	$ 0	$ 0

At July 31, 2008 and 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $4,731,000 and $4,066,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 11 -

RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $88,122, of which $86,535 has been shown as current.

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

Overview of Our Business

The Company is engaged in the business of marketing a comprehensive energy management program for long-term care, hospitality, warehousing and distribution facilities.  The program features lighting upgrades, an energy efficient laundry upgrade, wireless energy management for the monitoring and control of energy, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems. The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility. The Company also provides telecommunications services to further assist in reducing its clients' operating expenses.  The Company is not affiliated with any one service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its customer.  The Company added two new members to its sales team to begin to market these services to the existing and future client base.

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

Results of Operations

The Company’s revenue for the nine months ended July 31, 2008 was 27% less then the revenues for the nine months ended July 31, 2007.  However, for the reasons discussed below, revenue for the three months ended July 31, 2008 were 62% less than revenues for the three months ended July 31, 2007.  During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $1,098,032 for the nine months ended July 31, 2008, which is 27% less than the $1,510,110 in equipment sales reported for the nine months ended July 31, 2007.  Capital equipment sales represented 94% of our total revenue for the first nine months of fiscal 2008.

 During the first five months of fiscal 2008, however, there was a reduction in the Company’s backlog from the highs in the final quarter of 2007.  This resulted in the significant reduction in third quarter capital equipment sales, from $559,509 in the third quarter of fiscal 2007 to $203,184 in the third quarter of fiscal 2008.  One reason for the decline in backlog is the fact that during this period, the Company’s personnel and financial resources were focused on developing the necessary processes, marketing materials and personnel to expand the Company’s reach into new markets for its energy saving products and services.  One early favorable result of that effort was the fact that in the final quarter of fiscal 2007 the Company completed a successful test of its proprietary Ozone Laundry System at the Hilton Hotel in Minneapolis, as a result of which the Company is preparing to work with Hilton Management Company as an approved vendor.  We expect this new relationship and our other efforts at market penetration to lead to the growth of our business.  Nevertheless, our backlog remains low relative to prior periods.  In the current quarter, therefore, the decline in sales experienced in the third fiscal quarter is likely to continue.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 2% of total revenue for the nine months ended July 31, 2008.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the nine months ended July 31, 2008.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the nine months ended July 31, 2008 was 49%, compared to 51% gross margin for the nine months ended July 31, 2007, although gross margin was 52% for the quarter ended July 31, 2008.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the nine months ended July 31, 2008 totaled $1,173,677, an increase of $394,960 compared to nine months ended July 31, 2007. The increase in operating expenses is due to a number of factors.  The Company’s addition of the Telecommunications product line is still in its start up phase.  Most of the expenses for that product line are being covered by the general operations of the Company.  In addition, the Company has incurred additional expenses related to investor and public relations. The Company also expanded its sales force by hiring a National Director of Sales and Marketing, and has increased its marketing efforts with an update to its website and general marketing material.

Interest expense for the nine months ended July 31, 2008 was $16,890, compared to interest expense of $26,471 incurred in the nine months ended July 31, 2007.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $618,620 for the nine months ended July 31, 2008, compared to a net income of $9,688 for the nine months ended July 31, 2007.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

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

The Company’s working capital deficit has increased by $446,698 since October 31, 2007, the end of our last fiscal year.  At July 31, 2008 the deficit was $1,324,814.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2008 outstanding under this note was $73,730, of which $36,469 is reflected as a current liability.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2008, the balance of the debt was $93,385, of which $11,927 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of July 31, 2008 the balance was $103,653 of which $13,238 is classified as a current obligation.

The table below sets forth our debt service obligations as of July 31, 2008.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	1,086,483	1,086,483	0	0	0
Charter – Notes payable	88,122	86,535	1,587	0	0
PPL Promissory Note	73,730	36,469	37,261	0	0
PPL Bad Debt Reserve	93,385	11,927	40,379	41,079	0
PPL Bankruptcy Reserve	103,653	13,238	44,818	45,597	0
Bank Note Payable	9,520	9,520	0	0	0
Operating Leases	45,085	23,191	21,894	0	0

TOTAL	$1,499,978	$1,267,363	$145,939	$86,676	$ 0

Our assets totaled $277,302 and $1,093,690 as of July 31, 2008 and 2007, respectively.  Our assets at July 31, 2008 consisted primarily of notes receivable with a value of $88,122 and accounts receivable of $139,792.

At July 31, 2008 we had only $14,159 in cash and $139,792 in accounts receivable.  By contrast, during the three months that ended on that date, our operations used $180,535 in cash.  Our working capital at the end of the third quarter, therefore, was inadequate to sustain our operations at their third quarter level without a significant increase in revenue – which is not expected to occur in the current quarter.  To remedy this shortfall, Charter Management, LLC has made demand-basis loans to provide us working capital.  At the same time, we have significantly reduced our level of expenses, primarily by reducing the number of persons we employ and reducing certain salaries.  We believe that these deficit reduction steps will enable us to sustain our operations until revenues increase.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were not effective.

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

Dated:  September 12, 2008

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer