Form 10KSB
period 2008-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2009-01-29
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2008

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

The issuer’s revenues for its most recent fiscal year were $1,533,500.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $774,460.

The number of shares outstanding of the issuer’s common stock, as of January 19, 2009 was 30,260,846.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services Company, Inc., (“National Energy Services”) its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢

The Company has not been profitable in recent years.  Although the Company implemented a number of programs to help us achieve profitability, it does not know yet whether they will be effective.

➢

The Company lacks the capital necessary to significantly expand its business.  Unless the expansion of business is sufficient enough that the gross profit will exceed administrative costs, the Company will not achieve profitability.

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

ITEM 1.

DESCRIPTION OF BUSINESS

Business of the Company

John Grillo, President, organized the predecessor to National Energy Services in 1995 to engage in the business of marketing aggregated energy management services to the long term care industry.  Mr. Grillo capitalized on his experience as an electrical contractor to develop a comprehensive energy management program (the “Program”) for the long term care industry.  In 2005 the Company’s business model expanded to market the Program to hospitality facilities as well as long term care facilities ("Facilities").  The Program features an upgrade to lighting fixtures, improved heating, venting and air conditioning ("HVAC") equipment and ozone laundry systems ("OLS").  In February of 2007, the Company began to offer an additional service.  It provides telecommunications services to further assist in reducing its’ clients' operating expenses.  The Company is not affiliated with any one-service provider and is able to quote from various sources.  This allows the Company to obtain the best solution for improving service quality for its customer.  Recently, the Company added two new members to its sales team to begin to market these services to the existing and future client base.

Financing Arrangements

The Company has offered the Facilities several financing alternatives through various lending sources.  In the past Facilities purchased the upgrade equipment and obtained purchase financing from Charter Management, LLC ("Charter") under the Energy Gatekeeper Program (“Gatekeeper”).  Charter is owned by John O'Neill and Deborah O’Neill, who have a controlling equity interest in National Energy Services as well.  Under the Gatekeeper Program, the Company provided the Facility with all of its energy services and assisted the Facility in obtaining financing from Charter for the energy services.  The Gatekeeper Program was terminated in 2006, although the Company still has receivables outstanding from the Gatekeeper Program, which will be fully paid in July of 2009.

In 2005 the Company developed an arrangement with US Energy Capital, under which that company offers our customers equipment lease financing for the capital equipment involved in the Program.  Under this arrangement, the Facility is directly indebted to US Energy Capital.

The Company also has customers who fund these projects through their own capital expenditure budgets and pay the Company directly.

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

Telecommunications.  The Company can provide a single turnkey program that increases operational profitability reduce operating expenses and improve overall quality.  The Company analyzes its clients’ current telecommunications structure and then works with various providers to find the best solution for improving service.  The Company works with various service providers to lower costs for local and long distance telephone service, internet service and wireless systems.  This service results in various one time commissions and recurring revenue paid to the Company by the providers for the life of the service contract.

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

In addition to capitalizing on the Company’s track record in the skilled nursing facility industry, in 2007 the Company made its entry into the hospitality industry, with a successful test for Hilton Hotels.  As a result of that test, the Company is now in the process of gearing up its sales and marketing team in order to actively sell its Ozone Laundry System to Hilton.  The Company is also looking to sell its system to other hotel chains.   The addressable market of approximately 30,000 hotels/motels is much larger than the skilled nursing industry. The Company is proceeding carefully, looking to field test equipment in several locations with several chains, much in the way the nursing home market was initially approached.  To assist in this area, the Company recently engaged a new salesperson, who has existing relationships in the hotel industry.

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

The procedures and policy section is what most affects the installation of the OLS. Since these procedures and policies are left to the individual Facility to develop, it is common practice to follow the “manufacturers specifications” when it comes to disinfection.  Because standard laundering procedures use chlorine bleach to disinfect the linen, the “manufacturers specifications” often require 160 degree water because that is the water temperature in which chlorine bleach is most effective.  While most states do not define a minimum water temperature, two states have a minimum wash water temperature in their respective regulations:  Maryland and Massachusetts. To overcome the minimum wash water temperature requirements, the Company presented Maryland and Massachusetts with the merits of using ozone in the wash water to clean and disinfect.  The Company was successful in this endeavor and has received waivers from both states to install the OLS.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently leases its executive offices at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey from Knaak Family Real Estate Holdings, LLC on an annual basis. The property consists of approximately 1,800 square feet of finished office space, for which we pay $2,000 per month.  It is believed that the foregoing space is adequate to meet current and planned operations.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.  The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS.OB” since September 26, 2006.  Set forth below are the high and low bid prices for each quarterly period from November 1,  2006 through October 31, 2008.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
	High	Low
Nov. 1, 2006 – Jan. 31, 2007	$ .24	$ .13
Feb. 1, 2007 – Apr. 30, 2007	$ .51	$ .20
May 1, 2007 – July 31, 2007	$ .38	$ .21
Aug. 1, 2007 – Oct. 31, 2007	$ .33	$ .17

Nov. 1, 2007 – Jan. 31, 2008	$ .30	$ .11
Feb. 1, 2008 – Apr. 30, 2008	$ .23	$ .08
May 1, 2008 – July 31, 2008	$ .12	$ .06
Aug. 1, 2008 – Oct. 31, 2008	$ .15	$ .03

(b)  Holders.  There are 137 holders of record of common stock.

(c)  Dividend Policy.  The Company has not declared or paid cash dividends or made distributions in the past, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance operations.

(e)  Recent Sales of Unregistered Securities.

None.

(f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2008

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The Company’s revenue for the year ended October 31, 2008 was 36% lower then the revenues for the year ended October 31, 2007.  During the year ended October 31, 2008, the Company realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $1,450,947 for the year ended October 31, 2008, which is 36% lower then the level of equipment sales for the year ended October 31, 2007.   The 2008 sales represent 95% of our total revenue for the period.

Invoice Management Fees.  Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the year ended October 31, 2008.  It is expected that invoice management fees will continue to make only a minor contribution to revenue, as it is the intention of the Company to limit this relatively labor-intense business to situations in which the services can be performed profitably.

Energy Management Fees.  A number of the Facilities that the Company manages pay fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Revenue from management services represented 4% of total revenue for the year ended October 31, 2008.  As with invoice management services, the portion of revenue attributable to energy management fees will remain modest, as the intention is to limit this relatively labor-intense business to situations in which the services can be performed profitably.

In the beginning of the 2007 fiscal year, the Company implemented a number of initiatives designed to increase revenues in the coming months.  The Company established a relationship with an equipment leasing company, so it could now offer prospective clients a choice of financing options.  In addition, the Company revised its internal procedures for evaluation of the credit worthiness of potential clients in order to substantially hasten the process, thus enabling the sales staff to close contracts more efficiently.  The expectation was that these initiatives, combined with increased demand for services due to the recent surge in energy prices, would enable the Company to expand its operations in the coming months.  Due to the current economic climate, sales for the current year were not what was expected.  The

Company has worked to establish relationships with new customer bases.  The Company expects these relationships to realize new contracts for the upcoming year.

National Energy has also begun to explore new markets.  To date the typical customer has been the long term care facility.  The Company is now quoting business to the warehouse, freight distribution, manufacturing and hospitality industries.  These new areas will take some time to develop.

Our gross margin during the year ended October 31, 2008 was 49%, compared to 50% gross margin for the year ended October 31, 2007.   In general, gross margin will depend on product mix and volume of business.  The Company realizes a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

If the Company is successful in increasing its volume of business, gross profit should increase as well, for a number of reasons.  For one, each sale of equipment requires that field surveyors are sent to interested Facilities to determine the potential energy savings so that a cost proposal can be presented to the Facility. That expense is incurred whether the sale closes or not, and the expense of failed contracts burdens the gross profit that is realized from successful marketing efforts.  If the Company is able to close more contracts and at a higher success rate, the burden on gross profit of costs from failed contracts will be proportionately reduced.

Our operating expenses for the year ended October 31, 2008 totaled $1,446,439, an increase of $243,294 compared to the year ended October 31, 2007.  Because the Company experienced a decrease in sales volume in 2008, management implemented new initiatives to improve marketing material and market share.  As a result of the decrease in sales volume, those initiatives were discontinued. However, the expenses of the marketing initiatives contributed to the increase in operating expenses.   In addition, operating expenses increased due to (a) the $94,222 start up costs related to the new product line of telecommunications, (b) the $24,750 expense incurred as a result of issuing stock to employees and consultants, (c) the $212,473 expense incurred in hiring investor relations firms and marketing firms (d) and a bad debt expense in the amount of $81,951.

Interest expense for the year ended October 31, 2008 was $21,348, compared to interest expense of $34,125 incurred in the year ended October 31, 2007.  Interest expense should continue to decrease as debt is amortized unless the Company secures new debt financing.

As a result of the factors listed above, the Company reported a net loss of $713,316 for the year ended October 31, 2008, as compared to a net loss of $30,683 for the year ended October 31, 2007.

Liquidity and Capital Resources

During the years prior to fiscal 2008, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two members of the Company’s Board of Directors, John O’Neill and Deborah O’Neill.

The Company’s working capital deficit increased by $555,227 during fiscal 2008, so that  at October 31, 2008 the deficit was $1,433,343.  The Company has minimal liquidity and working capital is severely strained, as credit lines have been fully utilized.  It is expected that there will continue to be a working capital deficit until revenues increase significantly.

Our working capital deficit is primarily a result of our poor operating results.  However, working capital has also been impaired, in part, by the nature of the Company’s business contracts.  In most of the sales arrangements, the Company must complete the job, pay for all costs incurred, and obtain a completion certificate before an invoice can be submitted for reimbursement to the lender or lessor.  Only then will the Company collect the cash payment for the job.  This procedure creates a delay of approximately thirty days before funds are received.   Until a level of operations is reached in which the Company is completing jobs on a consistent basis, this delay in receiving payment for jobs will impair the ability to fund operations.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at October 31, 2008 outstanding under this note was $64,884 of which $37,203 is reflected as current liabilities.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of October 31, 2008, the balance of the debt was $90,470, of which $12,107 is reflected as a current liability.

       -

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of October 31, 2008, the balance on this obligation was $100,417, of which $13,438 is reflected as current liabilities.

The table below sets forth our debt service obligations as of October 31, 2008.

		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Loans Payable –
Charter – Notes payable	$ 59,158	$ 59,158	$ 0	$ 0	$ 0
PPL Promissory Note	$ 64,884	$ 37,203	$ 27,681	$ 0	$ 0
PPL Bad Debt Reserve	$ 90,470	$ 12,107	$ 40,987	$ 37,376	$ 0
PPL Bankruptcy Reserve	$ 100,417	$ 13,438	$ 45,494	$ 41,485	$ 0

Operating Leases	$ 30,761	$ 17,905	$ 12,856	$ 0	$ 0

TOTAL	$ 345,690	$139,811	$127,018	$ 78,861	$ 0

Assets totaled $144,280 and $806,400 as of October 31, 2008 and 2007, respectively.  On both dates assets consisted primarily of notes receivable from our customers who financed through Charter Management  and accounts receivable from current installations.

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

In preparing the financial statements the Company is required to formulate working policies regarding valuation of assets and liabilities and to develop estimates of those values.  In the preparation of the financial statements for fiscal year 2008, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.

The estimate was the determination, detailed in Note 10 to the Financial Statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

The Company made no material changes to critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were two accounting pronouncements that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange

Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended January 31, 2007,and subsequent reporting periods, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31 2008, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

(c)

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of

October 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.  This material weaknesses consisted of:

a.

Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of October 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are:

        Director

 Name

Age

Position with the Company

  Since

John T. O'Neill

51

Chairman of the Board, Chief

        2004

Executive Officer, Director

John A. Grillo

47

President, Chief Financial Officer,

        2001

Director

Deborah O'Neill

50

Secretary, Treasurer, Director

        2004

Rusty J. Gramiak

52

Vice-President of Operations

           --

Patricia A. Palmieri

42

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

John A. Grillo.  Mr. Grillo organized National Energy Services in 1996, and has served as its Chief Executive Officer since that time.  Prior to organizing National Energy Services , Mr. Grillo was employed in a number of capacities in the field of electrical engineering.  In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long-term care industry. He is an Environmental Protection Agency certified lighting surveyor.  Mr. Grillo attended Northeastern University’s School of Electrical Engineering Technology from 1979 to 1983.

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

Rusty J. Gramiak.  Mr. Gramiak has been employed as the Vice President of Operations of National Energy Services since 2000. Prior to assuming that position, Mr. Gramiak was involved in the Company’s sales operations.  From 1996 to 1998 Mr. Gramiak was employed as a lighting surveyor and an installer of energy efficient lighting for GEC Lighting Company in Margate, New Jersey.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2008.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by National Energy Services, Inc. to John O’Neill, its Chief Executive Officer, and John Grillo, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended October 31, 2008, 2007, 2006 and 2005.  There were no other executive officers whose total salary and bonus for the fiscal year ended October 31, 2008 exceeded $100,000.

     Compensation

Year

Salary

Other(1)

John T. O’Neill

2008

$0

2007

$0

2006

$0

John A. Grillo

2008

$139,248

13,105

2007

$124,677

12,686

2006

$121,984

11,100

     _______________________

     (1)   “Compensation: Other” includes certain health and life insurance benefits paid by the Company on behalf of the employee.

Employment Agreements

All  employment arrangements with  executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended October 31, 2008 and those options held by him on October 31, 2008.

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

•

John T. O’Neill, Chief Executive Officer, and John A. Grillo,  Chief Financial Officer

•

each director; and

•

all directors and executive officers as a group.

There are 30,260,846 shares of common stock and no other equity securities outstanding on the date of this report.  Except as otherwise indicated, it is believed that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of October 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	--	0
Equity compensation plans not approved by security holders......	0	--	1,158,703
Total..............	0	--	1,158,703

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

John O’Neill and Debbie O’Neill who are directors of the Company are also officers of Charter Management, LLC.  To date, Charter Management has funded the Company an aggregate amount of $936,974.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $27,200 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $29,813 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $7,275 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $10,387 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in fiscal 2008 and $0 in fiscal 2007 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

NATIONAL ENERGY SERVICES COMPANY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets at October 31, 2008 and 2007

F-2

Consolidated Statements of Operations for the years ended October 31, 2008 and 2007

F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended

October 31, 2008 and 2007

F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2008 and

2007

F-5 – 6

Notes to Consolidated Financial Statements

F-7 – 25

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive

Suites J

Marlton, New Jersey 08053

(856) 346-2828   Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National Energy Services Company, Inc.

Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheets of National Energy Services Company, Inc., as of October 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended October 31, 2008.  National Energy Services Company, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2008 and 2007 that has resulted in substantial accumulated deficits.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

January 18, 2009

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2008 AND 2007
ASSETS

	2008	2007
Current Assets:
Cash and cash equivalents	$ 6,736	$ 282,567
Accounts receivable, net	47,716	265,737
Notes receivable - other, current portion	59,158	146,252
Prepaid expenses and other current assets	12,983	18,363
Total current assets	126,593	712,919

Fixed assets, net of depreciation	17,687	27,050
Notes receivable - other, net of current	-	66,431
TOTAL ASSETS	$ 144,280	$ 806,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 65,125	$ 86,984
Notes payable - other, current portion	59,158	146,252
Notes payable - related parties	1,115,617	954,808
Accounts payable and accrued expenses	320,036	295,621
Deferred Revenue	-	82,370
Liability for stock to be issued	-	25,000
Total current liabilities	1,559,936	1,591,035

Long-term liabilities:
Long-term debt, net of current portion	193,023	258,147
Notes payable - other, net of current portion	-	66,431
Total long-term liabilities	193,023	324,578
Total liabilities	1,752,959	1,915,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value,
500,000 shares authorized, 0 shares issued and	-	-
outstanding at October 31, 2008 and 2007, respectively
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
29,835,601 and 29,424,698 shares issued and outstanding
at October 31, 2008 and 2007 respectively	29,835	29,424
Additional Paid-in-Capital	3,053,220	2,989,781
Additional Paid-in-Capital - Warrants	133,483	133,483
Prepaid Consulting Fees	-	(150,000)
Accumulated deficit	(4,825,217)	(4,111,901)
Total Stockholders' Deficit	(1,608,679)	(1,109,213)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 144,280	$ 806,400

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007

OPERATING REVENUES
Equipment sales	$ 1,450,947	$ 2,277,028
Management revenue	23,403	21,604
Energy management revenue	59,150	86,752
Total Operating Revenues	1,533,500	2,385,384

COST OF SALES	781,668	1,193,134

GROSS PROFIT	751,832	1,192,250

OPERATING EXPENSES
Selling expenses	333,019	258,937
General and administrative expenses	1,104,057	939,892
Depreciation and amortization	9,363	4,316
Total Operating Expenses	1,446,439	1,203,145

LOSS BEFORE OTHER INCOME (EXPENSE)	(694,607)	(10,895)

OTHER INCOME (EXPENSE)
Interest income	2,639	14,337
Interest expense	(21,348)	(34,125)
Total Other Income (Expense)	(18,709)	(19,788)

LOSS BEFORE PROVISION FOR INCOME TAXES	(713,316)	(30,683)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (713,316)	$ (30,683)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.02)	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING	29,746,536	26,839,400

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

						Additional
					Additional	Paid-in
	Preferred Stock		Common Stock		Paid-in	Capital	Prepaid	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Warrants	Consulting	Deficit	Total

Balance, November 1, 2006	187,389	$ 187	16,808,014	$ 16,808	$ 2,652,108	$ -	$ -	$ (4,081,218)	$ (1,412,115)

Conversion of preferred stock	(187,389)	(187)	10,868,562	10,868	(10,681)	-	-	-	-
Issuance of common stock for services	-	-	356,297	356	104,444	-	-	-	104,800
Issuance of common stock for compensation	-	-	6,500	7	2,033	-	-	-	2,040
Issuance of common stock for subscription agreement	-	-	1,000,000	1,000	158,462	-	-	-	159,462
Warrants issued for subscription agreement	-	-	-	-	-	110,538	-	-	110,538
Warrants issued for services to be performed	-	-	-	-	-	22,945	-	-	22,945
Issuance of common stock for services to be performed	-	-	385,325	385	99,615	-	(225,000)	-	(125,000)
Amortization of prepaid consulting fees	-	-	-	-	-	-	75,000	-	75,000
Issuance costs incurred in issuance of warrants	-	-	-	-	(16,200)	-	-	-	(16,200)

Net loss for year ended October 31, 2007	-	-	-	-	-	-	-	(30,683)	(30,683)

Balance October 31, 2007	-	$ -	29,424,698	$ 29,424	$ 2,989,781	$ 133,483	$ (150,000)	$ (4,111,901)	$ (1,109,213)

Issuance of common stock for services	-	-	121,618	122	19,478	-	-		19,600
Issuance of common stock for compensation	-	-	150,000	150	24,600	-	-		24,750
Amortization of prepaid consulting fees	-	-	-	-	-	-	150,000		150,000
Issuance of stock for repayment of debt	-	-	139,285	139	19,361	-	-		19,500

Net loss for the year ended October 31, 2008	-	-	-	-	-	-	-	(713,316)	(713,316)

Balance October 31, 2008	-	$ -	29,835,601	$ 29,835	$ 3,053,220	$ 133,483	$ -	$ (4,825,217)	$ (1,608,679)

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (713,316)	$ (30,683)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	9,363	4,316
Common stock issued for services	19,600	229,800
Common stock issued for compensation	24,750	2,040
Amortization of prepaid consulting fees	150,000	75,000
Common stock issued for debt repayment	19,500	-
(Increase) in prepaid consulting fees	-	(225,000)
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	218,021	(172,426)
(Increase) Decrease in prepaid expenses	5,380	(4,462)
and other current assets
Increase in accounts payable and accrued expenses	24,415	169,740
Increase (Decrease) in deferred revenues	(82,370)	82,370
Total adjustments	388,659	161,378
Net cash provided by (used in) operating activities	(324,657)	130,695

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(25,629)
Net proceeds from advances from employees	-	3,296
Increase in notes payable - related party net	160,809	10,679
Net cash provided by (used in) investing activities	160,809	(11,654)

CASH FLOWS FROM FINANCING ACTIVITES
Principal payment on notes payable - bank	(28,571)	(28,324)
Principal payment on long term debt	(58,412)	(101,416)
Proceeds from notes receivable - other	153,525	376,786
Reduction of notes payable - other	(153,525)	(376,786)
Increase (Decrease) in liability of stock to be issued	(25,000)	25,000
Issuance costs	-	(16,200)
Proceeds from issuance of warrants	-	267,945
Net cash provided by (used in) financing activities	(111,983)	147,005

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(275,831)	266,046

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	282,567	16,521

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 6,736	$ 282,567

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$ 21,348	$ 30,767
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Preferred stock converted to common stock	$ -	$ 10,868
Common stock issued for services	$ 19,600	$ 229,800
Common stock issued for compensation	$ 24,750	$ 2,040
Common stock issued for repayment of debt	$ 19,500	$ -
Common stock issued for consulting fees	$ 150,000	$ -
Warrants issued for services	$ -	$ 22,945
Warrants issued for subscription agreement	$ -	$ 110,538

The accompanying notes are an integral part of these financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

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

OCTOBER 31, 2008 AND 2007

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

The Company previously was a party to a master agreement with Charter Management LLC for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement is reached between the Company and the customer facility, upon credit approval, Charter provides financing for energy upgrade and retrofit projects to be paid back over a 5 year period, which is negotiated at the time of contract signing. This term equals the term of the service contract.  Each time a project is funded, the Company signs a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivables still outstanding from the Gatekeeper program, which will expire in July of 2009.  The Company discontinued this program as of January 2005.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

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

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with Staff Accounting Bulletin No. 104 (SAB), “Revenue Recognition.”

Under SAB104, the Company recognizes revenue for each of its components when the revenue is realized or realizable and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. When considering the types of arrangement the Company enters into, all of the criteria are present, and therefore, are recorded in accordance with the authoritative literature.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of October 31, 2008 and 2007, the Company had $0 and $210,458   cash or cash equivalents in excess of the federally insured limits.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31, 2008	October 31, 2007

Net Loss	($713,316)	($30,683)

Weighted-average common shares
outstanding (Basic)	29,746,536	26,839,400

Weighted-average common stock
Equivalents:
Stock options and warrants	-	-
Weighted-average common shares
outstanding (Diluted)	29,746,536	26,839,400

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 and 2007 because inclusion would have been anti-dilutive. There were 1,000,000 and 1,200,000 options and warrants available at October 31, 2008 and 2007 respectively.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $15,371 and $15,916 for the years ended October 31, 2008 and 2007, respectively.

Share-Based Payments

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

OCTOBER 31, 2008 AND 2007

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED )

Recent Accounting Pronouncements

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

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact the Company’s financial position or results of operations.

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

The Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.   The statement requires non-controlling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact of this statement on its financial statements.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144. The Company is currently evaluating the impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  The statement requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No.133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of this statement on its financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on consolidated financial statements

NOTE 3-

FIXED ASSETS

Fixed assets consist of the following at October 31, 2008 and 2007:

	2008	2007

Office equipment	$56,922	$56,922
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	61,929	61,929
Accumulated Depreciation	(44,242)	(34,879)

Total	$17,687	$27,050

Depreciation expense was $9,363 and $4,316 for the years ended October 31, 2008 and 2007.

NOTE 4-

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for equipment sales.  At October 31, 2008 and 2007, the Company has receivables in the amount of $47,716 and $265,737, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 5-

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy: Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2008.

.

Assets	Level 1	Level 2	Level 3
Notes Receivable	$0	$59,158	$0
Total Assets	$0	$59,158	$0

Liabilities
Notes Payable	$0	$59,158	$0
Notes Payable Related Parties	0	1,115,617	0
Long Term Debt	0	258,148	0
Total Liabilities	$0	$1,432,923	$0

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 6-

LONG-TERM DEBT

The Company has a $200,000 note, which carries an interest rate of the issuing bank’s prime rate plus 1% (6.00% and 9.25% at October 31, 2008 and 2007, respectively). The loan was originally a line of credit when acquired in February 2004, but was subsequently refinanced November 2004, and converted into a 4-year loan.  As of October 31, 2008 and 2007, the balance was $2,377 and $30,949 of which $2,377 and $28,572 is classified as current, respectively.  The loan is secured by substantially all corporate assets and a shareholder/officer guarantee.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of October 31, 2008 and 2007, the balance of the debt was $90,470 and $101,873, of which $12,107 and $11,403 is reflected as a current liability, respectively.

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of October 31, 2008 and 2007, the balance was $100,417 and $113,074 of which $13,438 and $12,657 is classified as a current obligation, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 6-

LONG-TERM DEBT (CONTINUED)

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balances at October 31, 2008 and 2007 outstanding under this note were $64,884 and 99,235 respectively of which $37,203 and $34,352 are classified as current.  The Company made a principal payment of $50,000 in August 2007.

During the years ended October 31, 2008 and 2007, the cumulative effect of the Company’s obligations to PPL on the Company’s consolidated statement of operations was represented by an interest expense of $18,940 and $26,185 respectively.

Current maturities of all long-term debt consisted of the following as of October 31, 2008:

2008	$65,125
2009	54,800
2010	28,793
2011	30,569
2012	29,041
Thereafter	49,820
$258,148

NOTE 7-

RELATED PARTY TRANSACTIONS

Advances

Charter Management, LLC has funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,115,617 and $935,308 as of October 31, 2008 and 2007, respectively.  These are non interest bearing advances with no specific repayment terms.

.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 7-

RELATED PARTY TRANSACTIONS (Continued)

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range from between 4 and 5 years with an interest rate between 8% and 9%.  The outstanding balance at October 31, 2008 and 2007 is $59,158 and $212,683.  Principle maturity of these loans for the next three years is as follows:

2009

$   59,158

Total

$  59,158

In addition, the Company has a note payable with a stockholder of the Company in the amount of $0 and $19,500 at October 31, 2008 and 2007. This note had no stated interest rate or repayment terms.  Therefore, the Company had classified it as a current liability.  On January 17, 2008, the Company issued 139,285 shares of common stock, with a fair market value of $.14 per share to repay the related party debt.

NOTE 8-

STOCKHOLDERS’ DEFICIT

As of October 31, 2008, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 29,835,601 shares issued and outstanding.

During the year ending October 31, 2008, the following transactions occurred:

On November 2, 2007 and January 17, 2008 the Company issued 75,000 and 75,000 shares, with a market value of $.19 and $.14 respectively per share, to an employee as part of an employment agreement.  The total fair market value is $24,750.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 8-

STOCKHOLDERS’ DEFICIT (Continued)

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

On July 6, 2007, the Company received $270,000 for 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock for exercise prices ranging from $.50 per share to $1.50 per share.  The bifurcated value of the warrants was $110,538 and was charged to Additional paid-in capital – Warrants. The Company paid an issuance cost of $16,200, which was applied against additional paid-in capital.  The common stock was not issued until August 2007.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 8-

STOCKHOLDERS’ DEFICIT (Continued)

On July 19, 2007, the Company issued 5,000 shares, with a fair market value of $1,500, to an employee as compensation.

On August 8, 2007, the Company executed an agreement to obtain the services of an investment banking/public relations firm.  In exchange for the firm’s one year commitment, the Company issued to it 85,325 shares, with a fair market value of $50,000 and options to purchase 200,000 shares at prices ranging from $.50 to $1.50.

On August 8, 2007, the Company executed an agreement to obtain the services of a Consultant.  In exchange for the consultant’s one year commitment, the Company issued 341,297 shares, with a fair market value of $100,000.

NOTE 9-

COMMITMENTS

Leases - Office

The Company currently leases its New Jersey office space under a lease that expired in April 2008, and was renewed on a one-year basis. Payments under this lease were $23,342 and $22,692 for the years ended October 2008 and 2007, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2012. Payments under this lease were $7,948 and $7,269 for the years ended October 31, 2008 and 2007, respectively.

The Company is leasing an upgrade to its’ sales management software.  The lease was signed on July 22, 2007 and expires in 2012.  Payments under this lease were $4,851 and $1,949 for the years ended October 31, 2008 and 2007, respectively.

Future lease commitments at October 31, 2008:

2009

$17,905

2010

    4,675

2011

    4,675

2012

    3,506

2013

           0

Total lease costs                     $  30,761

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

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

At October 31, 2008 and 2007, deferred tax assets consisted of the following:

    2008

                   2007

Deferred tax assets

         $1,592,000

           $  1,356,000

Less:  valuation allowance

         (1,592,000)

  (1,356,000)

Net deferred tax assets

$          -0-

$           -0-

At October 31, 2008 and 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $4,825,000 and $4,111,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2008 and 2007 and has sustained large accumulated deficits as well as negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

NOTE 12-

LEGAL

The Company was named as a defendant in a lawsuit with a vendor.  The lawsuit has been settled as of 1/12/09.

NOTE 13-

SUBSEQUENT EVENTS

The Company was named as a defendant in a lawsuit with a vendor.  The lawsuit has been settled as of 1/12/09.

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,510.84 to an investor relation agent for services performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By: /s/ John T. O’Neill

     John T. O’Neill, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 29, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John T. O’Neill

John T. O’Neill, Director,

Chief Executive Officer,

/s/ John A. Grillo

John A. Grillo, Director,

Chief Financial Officer,

/s/ Deborah O’Neill

Deborah O’Neill, Director