Form 10-Q
period 2009-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2009-03-20
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]      No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer    Accelerated filer _ Non-accelerated filer    Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes [   ]      No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

March 12, 2009

Common Stock: 30,710,846

INDEX TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

Condensed Balance Sheet as of January 31, 2009 (Unaudited)

and October 31, 2008 (Audited)

2

Condensed Statements of Operations for the three months

 ended January 31, 2009 and 2008 (Unaudited)

3

Condensed Statements of Cash Flows for the three months

ended January 31, 2009 and 2008 (Unaudited)

4 - 5

Notes to Condensed Financial Statements (Unaudited)

6 - 19

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEETS

	January 31, 2009	October 31, 2008
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$ 3,213	$ 6,736
Accounts receivable, net	165,090	47,716
Notes receivable	29,279	59,158
Prepaid expenses and other current assets	20,488	12,983
Total current assets	218,070	126,593

Fixed assets, net of depreciation	15,408	17,687
TOTAL ASSETS	$ 233,478	$ 144,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 63,882	$ 65,125
Notes payable - other	29,279	59,158
Notes payable - related parties	1,135,017	1,115,617
Accounts payable and accrued expenses	433,302	320,036
Total current liabilities	1,661,480	1,559,936

Long-term liabilities:
Long-term debt, net of current portion	176,620	193,023
Total long-term liabilities	176,620	193,023
Total liabilities	1,838,100	1,752,959

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares
authorized; 0 shares and 0 shares issued and outstanding at January 31, 2009
and October 31 2008, respectively.	-	-
Common Stock, $.001 Par Value; 150,000,000 shares
authorized; 30,260,846 and 29,835,601 shares issued and
outstanding at January 31, 2009 and October 31, 2008, respectively	30,261	29,835
Additional Paid-in-Capital	3,083,305	3,053,220
Additional Paid-in-Capital - Warrants	133,483	133,483
Accumulated deficit	(4,851,671)	(4,825,217)
Total Stockholders' Deficit	(1,604,622)	(1,608,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 233,478	$ 144,280

The accompany notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES, COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
OPERATING REVENUES
Equipment sales	$ 373,933	$ 684,089
Management revenue	3,348	5,021
Energy management revenue	14,100	14,419
Total Operating Revenues	391,381	703,529

COST OF SALES	200,947	382,056

GROSS PROFIT	190,434	321,473

OPERATING EXPENSES
Selling expenses	36,153	106,726
General and administrative expenses	174,111	316,549
Depreciation	2,279	2,494
Total Operating Expenses	212,543	425,769

LOSS BEFORE OTHER INCOME (EXPENSE)	(22,109)	(104,296)

OTHER INCOME (EXPENSE)
Interest income	-	1,979
Interest expense	(4,345)	(6,756)
Total Other Income (Expense)	(4,345)	(4,777)

LOSS BEFORE PROVISION FOR INCOME TAXES	(26,454)	(109,073)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (26,454)	$ (109,073)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	29,938,407	29,528,379

The accompany notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,454)	$ (109,073)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

Depreciation	2,279	2,494
Common stock issued for services	30,511	2,100
Common stock issued for compensation	-	24,750
Common stock issued for repayment of debt	-	19,500
Amortization of prepaid consulting fees	-	56,250

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(117,374)	143,025
(Increase) in prepaid expenses and other current assets	(7,506)	(17,430)
Increase (Decrease) in accounts payable and accrued expenses	113,266	(36,669)
(Decrease) in deferred revenues	-	(58,030)
Total adjustments	21,176	135,990
Net cash provided by (used in) operating activities	(5,278)	26,917

CASH FLOWS FROM INVESTING ACTIVITIES
Reduction of notes payable - related party	19,400	(131,062)
Net cash provided by (used in) investing activities	19,400	(131,062)

CASH FLOWS FROM FINANCING ACTIVITES
Principal payments on note payable - bank	(2,377)	(7,143)
Principal payments on long - term debt	(15,268)	(14,214)
Proceeds from notes receivable	29,879	49,387
Principal payments on notes payable - other	(29,879)	(49,387)
Net cash (used in) financing activities	(17,645)	(21,357)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,523)	(125,502)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,736	282,567

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,213	$ 157,065

The accompany notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 4,345	$ 5,778
Income taxes	$ 2,456	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Common stock issued for services	$ 30,511	$ 2,100
Common stock issued for compensation	$ -	$ 24,750
Common stock issued for repayment of debt	$ -	$ 19,500

The accompany notes are an integral part of these condensed financial statements

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 1 -

NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual financial statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the October 31, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

JANUARY 31, 2009 AND 2008

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

JANUARY 31, 2009 AND 2008

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

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with Staff Accounting Bulletin No. 104 (SAB) “Revenue Recognition”.

Under SAB 104, the Company recognizes revenue for each of its components when the revenue is realized or realizable and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. When considering the types of arrangement the Company enters into, all of the criteria are present, and therefore, are recorded in accordance with the authoritative literature.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of January 31, 2009 and October 31, 2008, the Company had $0 in excess of the federally insured limits.

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

JANUARY 31, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended January 31:

	2009	2008
Net Income (Loss)	$(26,454)	$(109,073)

Weighted-average common shares outstanding
(Basic)	29,938,407	29,528,379
Weighted-average common stock equivalents:
Stock options and warrants	-	-
Preferred stock conversions	-	-
Weighted-average common shares outstanding
(Diluted)	29,938,407	29,528,379

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 outstanding at January 31, 2009 and 2008.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $317 and $5,328 for the three months ended January 31, 2009 and 2008, respectively.

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

JANUARY 31, 2009 AND 2008

(UNAUDITED)

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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of January 31, 2009 no allowance had been established.

NOTE 3 -

FIXED ASSETS

Fixed assets consist of the following at:

	January 31, 2009	October 31, 2008
Office equipment	$56,922	$56,922
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	61,929	61,929
Accumulated Depreciation	(46,521)	(44,242)
Total	$ 15,408	$17,687

Depreciation expense was $2,279 and $2,494 for the three months ended January 31, 2009 and 2008, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 4 -

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made. The Company reserves any balance once the determination has been made.  At January 31, 2009, no allowance had been established.

NOTE 5 -

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2009, the balance of the debt was $87,511, of which $12,290 is reflected as a current liability.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 5 -

LONG-TERM DEBT(cont)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of January 31, 2009 the balance was $97,132 of which $13,640 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2009 outstanding under this note was $55,859, of which $37,952 is reflected as a current liability.

During the three months ended January 31, 2009, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $4,070.

Current maturities of all long-term debt consisted of the following as of January 31, 2009:

2009	$ 63,882
2010	45,436
2011	29,227
2012	31,029
2013 and Thereafter	70,928
$240,502

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 6 -

NOTES PAYABLE – RELATED PARTIES

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,135,017 as of January 31, 2009.

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range between 4 and 5 years, with an interest rate ranging between 8% and 9%.  The outstanding balance at January 31, 2009 is $29,279.  Principle maturity of these loans for the next year is as follows:

2009

$   29,279

Total

$    29,279

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ DEFICIT

As of January 31, 2009, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 30,260,846 shares issued and outstanding.

During the three months ending January 31, 2009, the following transactions occurred:

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,511 to an investor relation agent for services performed.

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2008, and was renewed on a one-year basis. Payments under this lease were $6,000 and $5,718 for the three months ended January 31, 2009 and 2008, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under this lease were $1,231 and $1,291 for the three months ended January 31, 2009 and 2008, respectively.

The Company is leasing an upgrade to its’ sales management software.  The lease was signed on July 22, 2007 and expires in 2012.  Payments under this lease were $1,169 and $1,227 for the three months ended January 31, 2009 and 2008, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 8 -

COMMITMENTS AND CONTINGENCIES (cont.)

Leases (cont.)

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2009:

2009

           $ 10,608

2010

    4,675

2011

    4,675

2012

    2,155

2013

            -

Total lease costs                     $  22,113

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

At January 31, 2009 and 2008 deferred tax assets approximate the following:

	2009	2008
Deferred tax assets	$1,455,000	$1,265,000
Less: valuation allowance	(1,455,000)	(1,265,000)

Net deferred tax assets	$ -	$ -

At January 31, 2009 and 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $4,851,000 and $4,218,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 10 -

GOING CONCERN

The Company incurred net losses for the years ended October 31, 2008 and 2007 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 -

RELATED PARTY TRANSACTIONS

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $29,279, of which all has been shown as current.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JANUARY 31, 2009 AND 2008

(UNAUDITED)

NOTE 12 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2009.

.

Assets	Level 1	Level 2	Level 3
Notes Receivable	$0	$29,279	$0
Total Assets	$0	$29,279	$0

Liabilities
Notes Payable	$0	$29,279	$0
Notes Payable Related Parties	0	1,135,017	0
Long Term Debt	0	240,502	0
Total Liabilities	$0	$1,404,798	$0

NOTE 13 -

SUBSEQUENT EVENTS

On February 18, 2009, the Company issued 100,000 shares, with a fair market value of $5,000, to a consultant  for services to be performed over one year.

In March 2009, the Company will issue 350,000 shares in four separate subscription agreements with a fair market value of $17,500.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Most of the facilities that we serve are able to amortize the capital cost of our program through the monthly energy savings that our program provides.  To assist the facilities in funding the capital cost, we have engaged U.S. Energy Capital to offer leasing plans to the facilities.  We expect that these financing options offered to potential clients will aid our efforts to significantly expand our operations.  We expect our business also to be aided by the recent growth in energy costs, which makes the conservation program that we offer proportionately more valuable to the facilities.

Results of Operations

The Company’s revenue for the three months ended January 31, 2009 was 44% less than the revenues for the three months ended January 31, 2008.   During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $373,933 for the three months ended January 31, 2009, which is 45% less than the $684,089 in equipment sales reported for the three months ended January 31, 2008.  Capital equipment sales represented 96% of our total revenue for the first three months of fiscal 2009.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 1% of total revenue for the three months ended January 31, 2009.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 3% of total revenue for the three months ended January 31, 2009.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the three months ended January 31, 2009 was 49%, compared to 46% gross margin for the three months ended January 31, 2008.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the three months ended January 31, 2009 totaled $212,543, a decrease of $213,226 compared to the three months ended January 31, 2008. The decrease is due to the Company’s review and reduction in various expenses.  Sales expenses were scaled back.  The Company is not incurring the previous expenses related to investor and public relations.  The Company has tried to scale expenses to meet revenues.

Interest expense for the three months ended January 31, 2009 was $4,345, compared to interest expense of $6,756 incurred in the three months ended January 31, 2008.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $26,454 for the three months ended January 31, 2009, compared to a net loss of $109,073 for the three months ended January 31, 2008.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Liquidity and Capital Resources

In the past, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provided financing for many of the Facilities to which we sold our Gatekeeper program.  When it did so, we signed a note payable to Charter in the amount of the financing.  At the same time we received from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we added a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.   When we have been short of working capital, Charter has allowed us to defer the corresponding payment.  As a result, at January 31, 2009 we owed Charter $1,135,017.

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

The Company’s working capital deficit has increased by $10,067 since October 31, 2008, the end of our last fiscal year.  At January 31, 2009 the deficit was $1,443,410.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at January 31, 2009 outstanding under this note was $55,859, of which $37,952 is reflected as a current liability.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of January 31, 2009, the balance of the debt was $87,511, of which $12,290 is reflected as a current liability.

-

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of January 31, 2009 the balance was $97,132 of which $13,640 is classified as a current obligation.

The table below sets forth our debt service obligations as of January 31, 2009.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	1,135,017	1,135,017	0	0	0

Charter – Notes payable	29,279	29,279	0	0	0
PPL Promissory Note	55,859	37,952	17,907	0	0
PPL Bad Debt Reserve	87,511	12,289	41,605	33,617	0
PPL Bankruptcy Reserve	97,132	13,640	46,179	37,313	0
Operating Leases	22,113	10,608	11,505	0	0

TOTAL	$1,426,911	$1,238,785	$117,196	$70,930	$ 0

Our assets totaled $233,478 and $503,423 as of January 31, 2009 and 2008, respectively.  Our assets at January 31, 2009 consisted primarily of notes receivable with a value of $29,279 and accounts receivable of $165,090.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T – CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended January 31, 2009, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of January 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were not effective.

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

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

None.

Item 1A

Risk Factors

Not Applicable

Item 2

Unregistered sale of equity securities and use of proceeds

      In January 2009 National Energy Services issued 425,245 shares of common stock to an investor relations consultant.  The shares were issued in exchange for services, and were valued at $30,511, the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principles had access to detailed information about National Energy Services, and which was acquiring the shares for its own account.  There were no underwriters.

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

Dated:  March 19, 2009

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer