Form 10-Q
period 2009-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2009-07-23
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)   Large accelerated filer    Accelerated filer _ Non-accelerated filer    Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

July 22, 2009

Common Stock:  32,210,846

INDEX TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

Condensed Balance Sheet as of April 30, 2009

     and October 31, 2008

2

Condensed Statements of Operations for the six months and three months ended April 30, 2009 and 2008

3

Condensed Statements of Cash Flows for the six months

     ended April 30, 2009 and 2008

4 - 5

Notes to Condensed Financial Statements

6 -18

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS
	APRIL 30, 2009	OCTOBER 31, 2008
Current Assets:
Cash and cash equivalents	$ 6,810	$ 6,736
Accounts receivable, net	87,869	47,716
Notes receivable	10,875	59,158
Prepaid expenses and other current assets	16,593	12,983
Total current assets	122,147	126,593

Fixed assets, net of depreciation	23,819	17,687

TOTAL ASSETS	$ 145,966	$ 144,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Long-term debt - current portion	$ 65,037	$ 65,125
Notes payable - other	90,875	59,158
Notes payable - related parties	1,153,034	1,115,617
Accounts payable and accrued expenses	403,941	320,036
Total current liabilities	1,712,887	1,559,936

Long-term liabilities:
Long-term debt, net of current portion	159,922	193,023
Total long-term liabilities	159,922	193,023

Total liabilities	1,872,809	1,752,959

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized,
0 shares and 0 shares issued and outstanding at April 30, 2009 and
October 31 2008, respectively.	-	-
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
30,710,846 and 29,835,601 shares issued and outstanding at April 30,
2009 and October 31, 2008, respectively	30,711	29,835
Additional Paid-in-Capital	3,105,355	3,053,220
Additional Paid-in-Capital - Warrants	133,483	133,483
Accumulated deficit	(4,996,392)	(4,825,217)
Total Stockholders' Deficit	(1,726,843)	(1,608,679)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 145,966	$ 144,280

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
OPERATING REVENUES
Equipment sales	$ 493,034	$ 894,404	$ 119,101	$ 210,314
Management revenue	10,827	9,485	7,929	4,245
Energy management revenue	24,775	31,550	10,225	17,350

Total Operating Revenues	528,636	935,439	137,255	231,910

COST OF SALES	277,027	482,954	76,080	100,898

GROSS PROFIT	251,609	452,485	61,175	131,012

OPERATING EXPENSES
Selling expenses	67,949	225,996	31,797	115,460
General and administrative expenses	341,158	608,515	167,046	295,776
Depreciation and amortization	4,927	4,804	2,648	2,310
Total Operating Expenses	414,034	839,315	201,491	413,546

LOSS BEFORE OTHER INCOME (EXPENSE)	(162,425)	(386,830)	(140,316)	(282,534)

OTHER INCOME (EXPENSE)
Interest income	-	2,189	-	210
Interest expense	(8,750)	(12,050)	(4,405)	(5,294)
Total Other Income (Expense)	(8,750)	(9,861)	(4,405)	(5,084)

LOSS BEFORE PROVISION FOR INCOME TAXES	(171,175)	(396,691)	(144,721)	(287,617)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (171,175)	$ (396,691)	$ (144,721)	$ (287,617)

NET LOSS PER BASIC SHARES AND DILUTED SHARES	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES AND DILUTED SHARES OUTSTANDING	30,237,134	29,656,982	30,539,179	29,786,214

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (171,175)	$ (396,691)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	4,927	4,804
Common stock issued for services	35,511	19,600
Common stock issued for compensation	-	24,750
Common stock issued for repayment of debt	-	19,500
Amortization of prepaid consulting fees	-	112,500

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(40,153)	169,784
(Increase Decrease ) in prepaid expenses and other current assets	(3,610)	4,049
Increase (Decrease) in accounts payable and accrued expenses	83,906	(30,772)
(Decrease) in deferred revenues	-	(82,370)
Total adjustments	80,581	241,845
Net cash used in operating activities	(90,594)	(154,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(11,059)	-
Increase (Reduction) of notes payable - related party	37,417	(66,170)
Net cash provided by (used in) investing activities	26,358	(66,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable - bank	(2,379)	(14,286)
Principal payments on long - term debt	(30,811)	(28,683)
Proceeds from notes receivable	48,283	92,530
Principal payments on note payable - other	(48,283)	(92,530)
Proceeds from notes payable - other	80,000	-
Issuance of common stock	17,500	-
Net cash provided by (used in) financing activities	64,310	(42,969)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	74	(263,985)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,736	282,567

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 6,810	$ 18,582

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$ 8,750	$ 11,072
Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for services	$ 35,511	$ 19,600
Common stock issued for compensation	$ -	$ 24,750
Common stock issued for repayment of debt	$ -	$ 19,500

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

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

APRIL 30, 2009 AND 2008

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

APRIL 30, 2009 AND 2008

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

APRIL 30, 2009 AND 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of April 30, 2009 and October 31, 2008, the Company had $0 in excess of the federally insured limits.

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

APRIL 30, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended April 30:

	2009	2008
Net Income (Loss)	$(171,175)	$(396,691)

Weighted-average common shares outstanding
(Basic)	30,237,134	29,656,982
Weighted-average common stock equivalents:
Stock options and warrants	-	-
Preferred stock conversions	-	-
Weighted-average common shares outstanding
(Diluted)	30,237,134	29,656,982

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2009 and 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 warrants for outstanding shares at April 30, 2009 and 2008.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,017 and $9,312 for the six months ended April 30, 2009 and 2008, respectively.

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

APRIL 30, 2009 AND 2008

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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of April 30, 2009 no allowance had been established.

NOTE 3 -

FIXED ASSETS

Fixed assets consist of the following at :

	April 30, 2009	October 31, 2008
Office equipment	$67,980	$56,922
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	72,987	61,929
Accumulated Depreciation	(49,169)	(44,242)
Total	$ 23,818	$17,687

Depreciation expense was $4,927 and $4,804 for the six months ended April 30, 2009 and 2008, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

NOTE 4 -

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made.  At April 30, 2009, no allowance had been established.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2009, the balance of the debt was $84,507, of which $12,474 is reflected as a current liability

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of April 30, 2009 the balance was $93,799 of which $13,846 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2009 outstanding under this note was $46,653, of which $38,717 is reflected as a current liability.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

NOTE 5 -

LONG-TERM DEBT(cont)

During the six months ended April 30, 2009, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $7,864.

The approximate aggregate amount of all long term debt maturities for the next five years ending April 30 is as follows:

2010	$ 65,037
2011	35,880
2012	29,667
2013	31,497
2014 and Thereafter	62,878
$224,959

NOTE 6 -

NOTES PAYABLE – RELATED PARTIES

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,153,034 as of April 30, 2009.

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range between 4 and 5 years, with an interest rate ranging between 8% and 9%.  The outstanding balance at April 30, 2009 is $10,875.  Principle maturity of these loans for the next year is as follows:

2009

$   10,875

Total

$    10,875

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

NOTE 7 -

STOCKHOLDERS’ DEFICIT

As of April 30, 2009, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 30,710,846 shares issued and outstanding.

During the six months ending April 30, 2009, the following transactions occurred:

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,511 to an investor relation agent for services performed.

On February 18, 2009, the Company issued 100,000 shares for $5,000 in cash.

On March 11, 2009, the Company will issued 350,000 shares for cash in four separate subscription agreements with a fair market value of $17,500.

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2008, and was renewed on a one-year basis. Payments under this lease were $12,000 and $11,436 for the six month ended April 30, 2009 and 2008, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under this lease were $2,228 and $2,580 for the six months ended April 30, 2009 and 2008, respectively.

The Company is leasing an upgrade to its sales management software.  The lease was signed on July 22, 2007 and expires in 2012.  Payments under this lease were $2,571 and $2,454 for the six months ended April 30, 2009 and 2008, respectively.

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at April 30, 2009:

2009

           $ 18,820

2010

  18,263

2011

    8,263

2012

    5,508

2013

           -

Total lease costs                     $  50,854

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

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

At April 30, 2009 and 2008 deferred tax assets approximate the following:

	2009	2008
Deferred tax assets	$1,499,000	$1,353,000
Less: valuation allowance	(1,499,000)	(1,353,000)

Net deferred tax assets	$ -	$ -

At April 30, 2009 and 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $4,996,000 and $4,509,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 -

GOING CONCERN

The Company incurred net losses for the six months ended April 30, 2009 and for the years ended October 31, 2008 and 2007 and has substantial accumulated deficits. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

NOTE 11 -

NOTES PAYABLE - OTHER

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $10,875, of which all has been shown as current.

John Egnor, an individual who is exploring a joint effort with the Company funded $80,000 for operations as of April 30, 2009. Repayment is without interest and is due upon demand.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2009.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2009 AND 2008

(UNAUDITED)

Assets	Level 1	Level 2	Level 3
Notes Receivable	$0	$10,875	$0
Total Assets	$0	$10,875	$0

Liabilities
Notes Payable	$0	$90,875	$0
Notes Payable Related Parties	0	1,153,034	0
Long Term Debt	0	159,922	0
Total Liabilities	$0	$1,403,831	$0

NOTE 13 -

SUBSEQUENT EVENTS

In July 2009, the Company issued 1,500,000 shares for a purchase price of $10,000 paid in cash.

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

Results of Operations for the six month comparative period of April 30, 2009 and 2008

The Company’s revenue for the six months ended April 30, 2009 was 43% less than the revenues for the six months ended April 30, 2008.   During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $493,034 for the six months ended April 30, 2009, which is 45% less than the $894,404 in equipment sales reported for the six months ended April 30, 2008.  Capital equipment sales represented 93% of our total revenue for the first three months of fiscal 2009.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 2% of total revenue for the six months ended April 30, 2009.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 5% of total revenue for the six months ended April 30, 2009.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the six months ended April 30, 2009 and 2008 was 48%.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the six months ended April 30, 2009 totaled $414,034, a decrease of $425,281 compared to the six months ended April 30, 2008. The decrease is due to the Company’s review and reduction in various expenses.  Sales expenses were scaled back.  The Company is not incurring the previous expenses related to investor and public relations.  The Company has tried to scale expenses to meet revenues.

Interest expense for the six months ended April 30, 2009 was $8,750, compared to interest expense of $12,050 incurred in the six months ended April 31, 2008.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $171,175 for the six months ended April 30, 2009, compared to a net loss of $396,691 for the six months ended April 30, 2008.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Results of Operations for the three month comparative period of April 30, 2009 and 2008

The Company’s revenue for the three months ended April 30, 2009 was 41% less than the revenues for the three months ended April 30, 2008.   During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $119,101 for the three months ended April 30, 2009, which is 43% less than the $210,314 in equipment sales reported for the three months ended April 30, 2008.  Capital equipment sales represented 87% of our total revenue for the first three months of fiscal 2009.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 6% of total revenue for the three months ended April 30, 2009.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 7% of total revenue for the three months ended April 30, 2009.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the three months ended April 30, 2009 and 2008 was 45% and 56% respectively.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the three months ended April 30, 2009 totaled $201,491, a decrease of $212,055 compared to the three months ended April 30, 2008. The decrease is due to the Company’s review and reduction in various expenses.  Sales expenses were scaled back.  The Company is not incurring the previous expenses related to investor and public relations.  The Company has tried to scale expenses to meet revenues.

Interest expense for the three months ended April 30, 2009 was $4,405, compared to interest expense of $5,294 incurred in the three months ended April 31, 2008.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $144,721 for the three months ended April 30, 2009, compared to a net loss of $287,617 for the three months ended April 30, 2008.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Liquidity and Capital Resources

In the past, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provided financing for many of the Facilities to which we sold our Gatekeeper program.  When it did so, we signed a note payable to Charter in the amount of the financing.  At the same time we received from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we added a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.   When we have been short of working capital, Charter has allowed us to defer the corresponding payment.  As a result, at April 30, 2009 we owed Charter $1,153,034.

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

The Company’s working capital deficit has increased by $157,397 since October 31, 2008, the end of our last fiscal year.  At April 30, 2009 the deficit was $1,590,740.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-

The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at April 30, 2009 outstanding under this note was $46,653, of which $38,717 is reflected as a current liability.

       -

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of April 30, 2009, the balance of the debt was $84,507, of which $12,474 is reflected as a current liability.

-

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of April 30, 2009 the balance was $93,799 of which $13,846 is classified as a current obligation.

The table below sets forth our debt service obligations as of April 30, 2009.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	1,153,034	1,153,034	0	0	0

Charter – Notes payable	10,875	10,875	0	0	0
PPL Promissory Note	46,653	38,716	7,937	0	0
PPL Bad Debt Reserve	84,507	12,474	42,233	29,800	0
PPL Bankruptcy Reserve	93,799	13,846	46,876	33,077	0
Operating Leases	50,854	18,820	32,034	0	0
Note Payable Egnor	80,000	80,000	0	0	0

TOTAL	$1,519,722	$1,327,765	$129,080	$62,877	$ 0

Our assets totaled $145,966 and $271,249 as of April 30, 2009 and 2008, respectively.  Our assets at April 30, 2009 consisted primarily of notes receivable with a value of $10,875 and accounts receivable of $87,869.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended April 30, 2009, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of April 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were not effective.

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

Risk Factors

Not Applicable

Item 2

Unregistered sale of equity securities and use of proceeds

      In February 2009 National Energy Services issued 100,000 shares of common stock to an investor for a price of $5000 paid in cash.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and was acquiring the shares for his own account.  There were no underwriters.

In March 2009 National Energy Services sold a total of 350,000 shares of common stock to four investors.  The aggregate purchase price for the shares was $17,500.  The sale of the securities was exempt from registration with the Securities and Exchange Commission pursuant to Rule 506, by reason of the fact that there was no general solicitation in connection with the offering, and the fact that the purchasers were accredited investors with sufficient knowledge and experience to be capable of evaluating the merits and risks of the investment, who were purchasing for investment for their own accounts.

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

Dated:  July 23, 2009

NATIONAL ENERGY SERVICES COMPANY, INC.

By:  /s/ John O’Neill

       John O’Neill, Chief Executive Officer

By:  /s/ John Grillo

        John Grillo, Chief Financial Officer