Form 10-Q
period 2009-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2009-09-21
CIK 1165336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2082372
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
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

Yes   X                     No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer        Non-accelerated filer      Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes           No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

September 18, 2009
Common Stock:  32,210,846

INDEX TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

Condensed Balance Sheet as of July 31, 2009 and October 31, 2008	2

Condensed Statements of Operations for the nine months and three months ended July 31, 2009 and 2008	3

Condensed Statements of Cash Flows for the nine months ended July 31, 2009 and 2008	4 - 5

Notes to Condensed Financial Statements	6 - 19

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	JULY 31, 2009	OCTOBER 31, 2008

Current Assets:
Cash and cash equivalents	$6,201	$6,736
Accounts receivable, net	40,793	47,716
Notes receivable	2,562	59,158
Prepaid expenses and other current assets	16,315	12,983

Total current assets	65,871	126,593

Fixed assets, net of depreciation	20,986	17,687

TOTAL ASSETS	$86,857	$144,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$63,978	$65,125
Notes payable - other	82,562	59,158
Notes payable - related parties	1,165,224	1,115,617
Accounts payable and accrued expenses	446,385	320,036

Total current liabilities	1,758,149	1,559,936

Long-term liabilities:
Long-term debt, net of current portion	145,155	193,023

Total long-term liabilities	145,155	193,023

Total liabilities	1,903,304	1,752,959

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized,
0 shares and 0 shares issued and outstanding at July 31, 2009 and
October 31 2008, respectively.	-	-
Common Stock, $.001 Par Value; 150,000,000 shares authorized;
32,210,846 and 29,835,601 shares issued and outstanding at July 31,
2009 and October 31, 2008, respectively	32,211	29,835
Additional Paid-in-Capital	3,113,855	3,053,220
Additional Paid-in-Capital - Warrants	133,483	133,483
Accumulated deficit	(5,095,996)	(4,825,217)

Total Stockholders' Deficit	(1,816,447)	(1,608,679)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$86,857	$144,280

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

OPERATING REVENUES
Equipment sales	$611,024	$1,098,032	$116,140	$203,184
Management revenue	12,734	18,040	3,157	8,998
Energy management revenue	29,500	46,100	5,325	14,550

Total Operating Revenues	653,258	1,162,172	124,622	226,732

COST OF SALES	333,257	592,421	56,230	109,467

GROSS PROFIT	320,001	569,751	68,392	117,265

OPERATING EXPENSES
Selling expenses	93,263	278,417	25,314	52,422
General and administrative expenses	476,610	888,176	135,453	279,661
Depreciation and amortization	7,759	7,084	2,832	2,279
Total Operating Expenses	577,632	1,173,677	163,599	334,362

LOSS BEFORE OTHER INCOME (EXPENSE)	(257,631)	(603,926)	(95,207)	(217,097)

OTHER INCOME (EXPENSE)
Interest income	-	2,196	-	7
Interest expense	(13,148)	(16,890)	(4,397)	(4,840)
Total Other Income (Expense)	(13,148)	(14,694)	(4,397)	(4,833)

LOSS BEFORE PROVISION FOR INCOME TAXES	(270,779)	(618,620)	(99,604)	(221,930)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(270,779)	$(618,620)	$(99,604)	$(221,930)

NET LOSS PER BASIC SHARES AND DILUTED SHARES	$(0.01)	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES AND DILUTED SHARES OUTSTANDING	30,413,257	29,716,956	30,650,681	29,835,601

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,779)	$(618,620)
Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation	7,759	7,084
Common stock issued for services	35,511	19,600
Common stock issued for compensation	-	24,750
Amortization of prepaid consulting fees	-	150,000

Changes in assets and liabilities
Decrease in accounts receivable	6,923	125,945
(Increase) Decrease in prepaid expenses and other current assets	(3,332)	3,100
Increase in accounts payable and accrued expenses	126,349	15,772
(Decrease) in deferred revenues		(82,370)
Total adjustments	173,210	263,881
Net cash used in operating activities	(97,569)	(354,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(11,059)	-
Increase of notes payable - related party	49,607	151,175
Net cash provided by investing activities	38,548	151,175

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable - bank	(2,379)	(21,429)
Principal payments on long - term debt	(46,637)	(43,415)
Proceeds from notes receivable	56,596	124,561
Principal payments on note payable - other	(56,596)	(124,561)
Proceeds from note payable - other	80,000	-
Issuance of common stock	27,500	-
Net cash provided by (used in) financing activities	58,484	(64,844)

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(535)	(268,408)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	6,736	282,567

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,201	$14,159

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,148	$15,912
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for services	$35,511	$19,600
Common stock issued for compensation	$-	$24,750
Common stock issued for repayment of debt	$-	$19,500

The accompanying notes are an integral part of these condensed financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2009 AND 2008
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
JULY 31, 2009 AND 2008
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

The Company previously was party to a master agreement with Charter Management LLC (“Charter”) for the purpose of obtaining financing from Charter for the Company’s projects.  Once a contractual agreement was reached between the Company and the customer facility, upon credit approval, Charter provided financing for energy upgrade and retrofit projects to be paid back over a five year period, which is negotiated at the time of contract signing. This term equaled the term of the service contract.  Each time a project was funded, the Company signed a separate Project Loan Agreement with Charter acknowledging responsibility for all loan payments in the event of default by the facility. The Company presently has notes receivable still outstanding from the Gatekeeper program, which will expire in September of 2009.  The Company discontinued this program as of January 2005.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
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

In November 2002, the Financial Accounting Standards Board issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which focuses on the separation and allocation of the arrangement fee for revenue arrangements with multiple deliverables.  The Company’s Gatekeeper Program, in which the Company bundles its energy management service package with an installation agreement, is such an arrangement.  Accordingly, the Company adopted the principles set forth in EITF 00-21 on November 1, 2003 with respect to the fiscal year that commenced on that date.  The adoption of the principles of EITF 00-21 has not had a material effect on the Company’s financial statements, since it was the Company’s policy prior to implementation of EITF 00-21 that the Company bills separately for the energy management services and the installation, and that one service is not contingent on the other.

Certain fees the Company will receive are not necessarily provided for in a separate agreement, such as management revenue, rather they are bundled in the same agreement entered into for the initial equipment sale. However, the Company values each element in accordance with Staff Accounting Bulletin No. 104 (SAB) “Revenue Recognition.”

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
JULY 31, 2009 AND 2008
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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  As of July 31, 2009 and October 31, 2008, the Company had $0 in excess of the federally insured limits.

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
JULY 31, 2009 AND 2008
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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended July 31:

	2009	2008

Net Loss	$(270,779)	$(618,620)

Weighted-average common shares outstanding (basic)	30,413,257	29,716,956

Weighted-average common stock Equivalents:
Stock options and warrants	-0-	-0-
Preferred stock conversions	-0-	-0-

Weighted-average common shares outstanding (diluted)	30,413,257	29,716,956

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2008 because inclusion would have been anti-dilutive. The Company had 1,000,000 warrants for shares outstanding at July 31, 2009 and 2008.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,667 and $12,340 for the nine months ended July 31, 2009 and 2008, respectively.

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
JULY 31, 2009 AND 2008
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

The Company provides for allowances for bad debts based on the past history of uncollectible accounts, as recently the Company has an excellent history with its collection process.  All debts are written off when all measures have been exhausted for collection.  As of July 31, 2009 no allowance had been established.

NOTE 3 -                FIXED ASSETS

Fixed assets consist of the following at :

	July 31, 2009	October 31, 2008

Office equipment	$67,980	$56,922
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900
	72,987	61,929
Accumulated depreciation	(52,001)	(44,242)

Total	$20,986	$17,687

Depreciation expense was $7,759 and $7,084 for the nine months ended July 31, 2009 and 2008, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 -               ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales of the equipment.  The Company presently does not have an allowance, but rather reserves any balance once a determination has been made.  At July 31, 2009, no allowance had been established.

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

Effective March 1, 2005, the Company entered into an agreement with PPL in which the Company assigned the client notes to PPL, and PPL released the Company from liability under its notes to PPL.  That transaction reduced the Company’s assets by $3,062,257, the amount of the notes assigned to PPL, and reduced the Company’s liabilities by the same amount, representing the Company’s obligation on the note released by PPL.  At the same time, however, the Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2009, the balance of the debt was $81,458, of which $12,663 is reflected as a current liability.

Not included in the above $209,113 is $51,568 of current principal and interest payment included in Accounts Payable.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 5 -               LONG-TERM DEBT(cont)

Additionally, the Company has also contracted to fund a contingent liability to reimburse PPL for bad debts of certain customers should the customer file for protection in bankruptcy.  The agreement was consummated in June 2005, and the Company became obligated to fund $140,709 over a ten (10) year period.  This obligation carries an imputed interest rate of 6%.  As of July 31, 2009 the balance was $90,414 of which $14,054 is classified as a current obligation.

During its 2004 fiscal year, the Company entered into a settlement agreement with PPL with respect to certain aged obligations from the Company to PPL.  The payables were consolidated into a three-year promissory note in the amount of $314,047 bearing interest at 18% per annum.   Effective March 1, 2005, this note was renegotiated to lower the interest rate to 8%.   The Company considered EITF 96-16 to determine that no gain should be recognized on the modification of the loan.  The balance due on the note at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2009 outstanding under this note was $37,261, of which all is reflected as a current liability.

During the nine months ended July 31, 2009, the cumulative effect of the Company’s obligations to PPL on the Company’s statement of income was represented by an interest expense of $11,377.

The approximate aggregate amount of all long term debt maturities for the next five years ending July 31 is as follows:

2010	$63,978
2011	28,365
2012	30,115
2013	31,972
2014	54,703

$209,133

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 6 -               NOTES PAYABLE – RELATED PARTIES

Charter Management, LLC has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,165,224 as of July 31, 2009.

In addition, Charter Management, LLC has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts.  These notes receivable/payable range between 4 and 5 years, with an interest rate ranging between 8% and 9%.  The outstanding balance at July 31, 2009 is $2,562.  Principal maturity of these loans for the next year is as follows:

2009	$2,562

Total	$2,562

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 7 -               STOCKHOLDERS’ DEFICIT

As of July 31, 2009, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of common stock.  In addition, the Company had 150,000,000 shares authorized of $0.001 par value common stock and 32,210,846 shares issued and outstanding.

During the nine months ending July 31, 2009, the following transactions occurred:

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,511, to an investor relation agent for services performed.

On February 18, 2009, the Company issued 100,000 shares, with a fair market value of $5,000, for services.

On March 11, 2009, the Company issued 350,000 shares for $17,500 in cash in four separate subscription agreements.

On July 29, 2009, the Company issued 1,500,000 shares for $10,000 in cash in a subscription agreement.

NOTE 8 -                COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its New Jersey office space under a lease that expired in April 2008, and was renewed on a one-year basis. Payments under this lease were $18,000 and $17,342 for the nine month ended July 31, 2009 and 2008, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2009. Payments under this lease were $3,155 and $3,871 for the nine months ended July 31, 2009 and 2008, respectively.

The Company is leasing an upgrade to its sales management software.  The lease was signed on July 22, 2007 and expires in 2012.  Payments under this lease were $3,839 and $3,681 for the nine months ended July 31, 2009 and 2008, respectively.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 8 -                COMMITMENTS AND CONTINGENCIES (cont.)

Leases (cont.)

The following is a schedule by years of the minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2009:

2010	$26,263
2011	8,263
2012	7,918
2013	- 0-

Total lease costs	$42,444

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

At July 31, 2009 and 2008 deferred tax assets approximate the following:

	2009	2008

Deferred tax assets	$1,733,000	$1,609,000
Less: valuation allowance	(1,733,000)	(1,609,000)

Net deferred tax assets	$-0-	$-0-

At July 31, 2009 and 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $5,233,000 and $4,731,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
(UNAUDITED)

NOTE 10 -             GOING CONCERN

The Company incurred net losses for the nine months ended July 31, 2009 and for the years ended October 31, 2008 and 2007 and has substantial accumulated deficits. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past year.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 -             NOTES PAYABLE - OTHER

A related party has provided financing for the Company’s various customers.  The Company records the various receivables from the customers and a corresponding payable to the related party.  Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements.  However, the Company has signed separate financing agreements with the related party, thereby negating the exception for inclusion of the amounts.  As such, these receivables and payables have been included in the financial statements in the amount of $2,562, of which all has been shown as current.

John Egnor, an individual who is exploring a joint effort with the Company funded $80,000 for operations as of July 31, 2009. The Company’s repayment obligation is without interest and is due upon demand.

NATIONAL ENERGY SERVICES COMPANY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2009 AND 2008
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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of July  31, 2009.

Assets	Level 1	Level 2	Level 3
Notes Receivable	$0	$2,562	$0
Total Assets	$0	$2,562	$0

Liabilities
Notes Payable	$0	$82,562	$0
Notes Payable Related Parties	0	1,165,224	0
Long Term Debt	0	209,133	0
Total Liabilities	$0	$1,456,919	$0

NOTE 13 -             SUBSEQUENT EVENTS

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.”  the action is pending in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006.  The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum.  Management has retained counsel (see Note 5).

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

Results of Operations for the nine month comparative period of July 31, 2009 and 2008

The Company’s revenue for the nine months ended July 31, 2009 was 44% less than the revenues for the nine months ended July 31, 2008.   During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $611,024 for the nine months ended July 31, 2009, which is 44% less than the $1,098,032 in equipment sales reported for the nine months ended July 31, 2008.  Capital equipment sales represented 94% of our total revenue for the first nine months of fiscal 2009.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 2% of total revenue for the nine months ended July 31, 2009.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the nine months ended July 31, 2009.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the nine months ended July 31, 2009 and 2008 was 49%.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the nine months ended July 31, 2009 totaled $577,632, a decrease of $596,045 compared to the nine months ended July 31, 2008. The decrease is due to the Company’s review and reduction in various expenses.  Sales expenses were scaled back.  The Company is not incurring the previous expenses related to investor and public relations.  The Company has tried to scale expenses to meet revenues.

Interest expense for the nine months ended July 31, 2009 was $13,148, compared to interest expense of $16,890 incurred in the nine months ended July 31, 2008.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $270,779 for the nine months ended July 31, 2009, compared to a net loss of $618,620 for the nine months ended July 31, 2008.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Results of Operations for the three month comparative period of July 31, 2009 and 2008

The Company’s revenue for the three months ended July 31, 2009 was 45% less than the revenues for the three months ended July 31, 2008.   During these periods, we realized revenue from three distinct sources:

Equipment Sales.  Our revenue from sales of capital equipment was $116,140 for the three months ended July 31, 2009, which is 43% less than the $203,184 in equipment sales reported for the three months ended April 30, 2008.  Capital equipment sales represented 93% of our total revenue for the quarter ended July 31, 2009.

Invoice Management Fees.  Some of the facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments.  Our revenue from invoice management services represented 3% of total revenue for the three months ended July 31, 2009.  We expect that invoice management fees will continue to make only a minor contribution to our revenue, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

Energy Management Fees.  A number of the facilities that we manage pay us fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Our revenue from management services represented 4% of total revenue for the three months ended July 31, 2009.  As with invoice management services, we expect that the portion of our revenue attributable to energy management fees will remain modest, as we intend to limit this relatively labor-intense business to situations in which we can perform the services profitably.

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

Our gross margin during the three month period ended July 31, 2009 and 2008 was 55% and 52%, respectively.   In general, our gross margin will depend on product mix and volume of business.  We realize a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the three months ended July 31, 2009 totaled $163,599, a decrease of $170,763 compared to the three months ended July 31, 2008. The decrease is due to the Company’s review and reduction in various expenses.  Sales expenses were scaled back.  The Company is not incurring the previous expenses related to investor and public relations.  The Company has tried to scale expenses to meet revenues.

Interest expense for the three months ended July 31, 2009 was $4,397, compared to interest expense of $4,840 incurred in the three months ended July 31, 2008.  Unless we are able to secure additional debt financing, our interest expense should continue to decrease as we amortize our debts.

The Company reported a net loss of $99,604 for the three months ended July 31, 2009, compared to a net loss of $221,930 for the three months ended July 31, 2008.  Our return to profitability will depend on our success in rebuilding our backlog and expanding our revenues.

Liquidity and Capital Resources

In the past, our only significant source of working capital financing has been Charter Management, LLC, which is owned by two members of our Board of Directors, John O’Neill and Deborah O’Neill.  Charter Management provided financing for many of the Facilities to which we sold our Gatekeeper program.  When it did so, we signed a note payable to Charter in the amount of the financing.  At the same time we received from the Facility a note payable to us having terms identical to our note to Charter – except that on some notes we added a 1% management fee.  Each month, when the Facility pays us for the Program, the payment includes the monthly payment of the note.  We are then expected to make the corresponding payment due from us to Charter.   When we have been short of working capital, Charter has allowed us to defer the corresponding payment.  As a result, at July 31, 2009 we owed Charter $1,165,224.

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

The Company’s working capital deficit has increased by $258,935 since October 31, 2008, the end of our last fiscal year.  At July 31, 2009 the deficit was $1,692,278.  We have minimal liquidity and working capital is severely strained, as we have fully utilized our credit lines.  We expect that we will continue to have a working capital deficit until we significantly increase revenues.  This situation exists primarily because of the losses we have incurred in recent years.  But it is also caused in part by our financing arrangements.

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

In connection with the termination of the lending arrangement and assignment of the notes, the Company did assume certain obligations to PPL:

-
The Company entered into a settlement agreement with PPL for aged payables.  In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum.  The balance at March 1, 2005 was $219,473 payable over seven years. The balance at July 31, 2009 outstanding under this note was $37,261, of which all is reflected as a current liability.

-
The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL.  The Company has recorded the present value of that obligation on its balance sheet as a debt.  As of July 31, 2009, the balance of the debt was $81,458, of which $12,663 is reflected as a current liability.

-
The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy.  The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.  As of July 31, 2009 the balance was $90,414 of which $14,054 is classified as a current obligation.

The Company has been named the defendant in a lawsuit by PPL for failure to make payments from the previously referenced settlement agreement for funds due.  Litigation is pending.

The table below sets forth our debt service obligations as of July 31, 2009.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Related Party Payable	$1,165,224	$1, 165,224	$0	0	0

Charter – Notes payable	2,562	2,562	0	0	0
PPL Promissory Note	37,261	37,261	0	0	0
PPL Bad Debt Reserve	81,458	12,663	42,869	25,926	0
PPL Bankruptcy Reserve	90,414	14,055	47,583	28,776	0
Operating Leases	42,444	26,263	16,181	0	0
Note Payable Egnor	80,000	80,000	0	0	0

TOTAL	$1,499,363	$1,338,028	$106,633	$54,702	$0

Our assets totaled $86,857 and $277,302 as of July 31, 2009 and 2008, respectively.  Our assets at July 31, 2009 consisted primarily of notes receivable with a value of $2,562 and accounts receivable of $40,793.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended July 31, 2009, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that Evaluation Date, such controls and procedures were not effective.

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

PART II
OTHER INFORMATION
Item 1             Legal Proceedings

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.”  The action is pending in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006).  The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum.  Management has retained counsel.  (See Note 5 to the Condensed Financial Statements.)

Item 1A          Risk Factors

Not Applicable

Item 2             Unregistered sale of equity securities and use of proceeds

In July 2009 National Energy Services issued 1,500,000 shares of common stock to an investor for a price of $10,000 paid in cash.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about National Energy Services, and was acquiring the shares for his own account.  There were no underwriters.

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

Dated: September 21, 2009	NATIONAL ENERGY SERVICES COMPANY, INC.

	By:	/s/ John O’Neill
John O’Neill, Chief Executive Officer

	By:	/s/ John Grillo
John Grillo, Chief Financial Officer