Form 10-K
period 2009-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2010-02-16
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.

(Exact name of small business issuer in its charter)

Nevada	52-2082372
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3153 Fire Road, Suite 2C, Egg Harbor Township, NJ	08234
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 758-9288

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is a large accelerated filer , an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $225,476.

The number of shares outstanding of the issuer’s common stock, as of February 12, 2010 was 32,210,846.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding National Energy Services Company, Inc., (“National Energy Services”) its business and its financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report. Among the more significant factors are:

•	The Company has not been profitable in recent years. Although the Company implemented a number of programs to help us achieve profitability, they were unsuccessful.

•

The Company lacks the capital necessary to significantly expand its business. Unless the expansion of business is sufficient enough that the gross profit will exceed administrative costs, the Company will not achieve profitability.

•	Expansion of business will require that an expansion of accounting and other internal management systems. Such an expansion may lead to inefficiencies that could prevent profitability.

•	The Company has sought to expand its business model and discontinue certain unprofitable business elements while expecting to expand other product offerings.

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

Business of the Company

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. Coastal Enterprises, Inc. and National Energy Services Company, Inc., an unaffiliated New Jersey formed in September 1994, entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, immediately changing the name of Coastal Enterprises, Inc. to National Energy Services Company, Inc. pursuant to which the shareholders of the New Jersey corporation were issued 10,000,000 common shares, par value $.001, of the Nevada corporation in exchange for 100% of the issued and outstanding shares of the New Jersey corporation, which became a wholly-owned subsidiary of Nevada corporation. For accounting purposes, the transaction was accounted for as a reverse acquisition. National Energy Services Company, Inc. of New Jersey operates as the sales and service subsidiary of National Energy Services Company, Inc. The subsidiary’s New Jersey sales operations were closed in January 2010.

Recent Developments

The Company entered into an agreement to purchase an alternative energy construction management contract on January 21, 2010, as filed on Form 8-K on January 26, 2010. The agreement required the officers and directors to resign immediately except John O’Neill, who remained as a director and Dr. John G. Kalogeris was seated as the new CEO, CFO, and director. Dr. John G Kalogeris is in search of additional directors and officers and business expansion opportunities. A complete business plan and the determination of existing products and programs to be continued will be completed by the end of February 2010. Many of the current product offerings are feasible and usable in the construction management business as all are energy efficient and therefore “green” as mandated in the construction management offerings. A change of voting control will take place on March 1, 2010 when all agreement and escrow terms have been completed.

The ozone laundry business will not be continued as all business opportunities and warranty contracts had been disposed before the negotiations for the agreement were begun.

The Company, through its subsidiary engaged in the business of marketing a comprehensive energy management program for long-term care, hospitality, warehousing and distribution facilities. The program features lighting upgrades, an energy efficient laundry system, wireless energy management for the monitoring and control of energy, lighting upgrades, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems. The facilities generally recover the costs of these renovations through monthly energy savings, resulting in no out-of-pocket expense to the facility.

Financing Arrangements

The Company has offered the Facilities several financing alternatives through various lending sources. In the past Facilities purchased the upgrade equipment and obtained purchase financing from Charter Management, LLC (“Charter”) under the Energy Gatekeeper Program (“Gatekeeper”). Charter is owned by John O’Neill and Deborah O’Neill, who have a controlling equity interest in National Energy Services as well. Under the Gatekeeper Program, the Company provided the Facility with all of its energy services and assisted the Facility in obtaining financing from Charter for the energy services. The Gatekeeper Program was terminated in 2006.

The Company also has customers who fund these projects through their own capital expenditure budgets and pay the Company directly.

Principal Products and Services

The principal products and services offered in the Program are the Ozone Laundry System (OLS), Lighting Upgrades, Mechanical Systems (HVAC), Water/Sewer Conservation Methods and Energy Management.

Ozone Laundry System (OLS). OLS is a system that can reduce a Facility’s laundering costs by more than 50%, primarily by eliminating the need for hot water during the washing process. The OLS injects activated oxygen (ozone) into the wash and rinse water, with the result that the laundry is cleaned and completely disinfected. Ozone is a powerful oxidant that is more effective than chlorine, but without chlorine’s dangerous properties. Various studies have shown that using ozone in laundering is far more effective than conventional disinfectants against microorganisms and viruses. With ozone laundering, fewer cycles are required to clean, thus chemical use is reduced. Energy bills are also greatly reduced because ozone is only active in cold water, eliminating the need to buy natural gas or other energy sources to heat the water. The savings to the Facility are substantial since laundering expense is one of the most significant expense items in a Facility’s budget. This portion of the sales operations has been reflected as the discontinued operation on the Consolidated Statements of Operation for the year ended October 31, 2009 and 2008.

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

Marketing, Sales and Distribution

The Company’s primary market has been the nursing home industry. There are approximately 17,000 nursing homes operating nationally, with approximately 10,000 of them in the high cost energy regions of the East and West coasts. Nursing homes are a fertile area for our energy-saving Program for several reasons:

•	Nursing homes are under intense fiscal and regulatory pressures.

•	Nursing homes have very few areas to conserve cash without compromising care.

•	Utility costs are among the five highest line items in the operating budget.

•	Most nursing homes are operating outdated HVAC and lighting systems.

•	The customer is well-defined and easy to reach.

•	Most long term care facilities are alike in construction, design and energy consumption.

•	Data about nursing home energy consumption is quickly and efficiently obtained.

•	The Medicaid utilities reimbursement structure assures a Facility’s ability to pay.

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

The addition of construction management operations provides the expansion to markets such alternative energy processing, medical treatment, and agricultural facilities.

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

Reliance On Major Customers and Suppliers

In the year ended October 31, 2009, we had a customer who provided $150,000 or 20% of our sales, representing no balance in our trade receivable; and one customer who provided $87,717 or 11% of our sales, representing 100% of our trade receivables.

The Company has a broad range of suppliers because of its varied business sales model. However, during the year ended October 31, 2009 one supplier accounted for 18% of purchases.

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

Compliance with Environmental Laws

The Company is in compliance with all relevant environmental laws. The waste generated during a lighting upgrade that can be considered hazardous is the Polychlorinated Biphenyl’s (PCBs) in the existing ballasts and the mercury in the existing fluorescent lamps. The Company uses federal and state licensed and fully insured recycling facilities and hazardous waste disposers. This practice in some instances exceeds the minimum disposal requirements. But it is the Company’s view that this practice will provide its clients and itself the greatest protection from any Super Fund or toxic waste liability issues.

The Company’s practices are required to comply with the federal Toxic Substance Control Act (“TSCA”), which regulates the disposal of PCBs. Fully complying with the TSCA removes the risk of liability under the federal Comprehensive Environmental Compliance and Liability Act of 1980 (“CERCLA”), which is also known as the Superfund Law. Under this law, any release or threat of a release of a hazardous substance requires immediate cleanup and notification of all responsible parties. The Company’s practices are also required to comply with the Resource Conservation and Recovery Act (“RCRA”). RCRA requires generators of lamps to test a sample of mercury-containing lamps to determine if they should be treated as hazardous waste. Lamps must be managed as hazardous waste if the mercury concentration exceeds 0.2 mg per liter. In addition, lamps must be managed as hazardous waste if they are not tested and proven non-hazardous. The Company treats all fluorescent lamps as hazardous and properly dispose and recycle them.

Employees

The Company, as of February 6, 2010, employs one full time, no part time employees and two contractors to provide essential services. None of the Company’s employees is represented by a labor union.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	DESCRIPTION OF PROPERTY

The Company currently leases its executive offices at 3153 Fire Road, Suite 2C, Egg Harbor Township, New Jersey on a month-to-month basis. The property consists of approximately 1,800 square feet of finished office space, for which we pay $2,000 per month.

ITEM 3.	LEGAL PROCEEDINGS

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc., a New Jersey corporation” the action in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006. The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009.

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of National Energy Services Company, Inc., a New Jersey corporation from continuing the services of the employee. The Company believes that the suit has no merit as the employee resigned from the subsidiary on December 22, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS.OB” since September 26, 2006. Set forth below are the high and low bid prices for each quarterly period from November 1, 2008 through October 31, 2009. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Nov. 1, 2007 – Jan. 31, 2008	$.30	$.11
Feb. 1, 2008 – Apr. 30, 2008	$.23	$.08
May 1, 2008 – July 31, 2008	$.12	$.06
Aug. 1, 2008 – Oct. 31, 2008	$.15	$.03

Nov. 1, 2008 – Jan. 31, 2009	$.08	$.01
Feb. 1, 2009 – Apr. 30, 2009	$.08	$.03
May 1, 2009 – July 31, 2009	$.05	$.02
Aug. 1, 2009 – Oct. 31, 2009	$.04	$.01

Holders. There are 137 holders of record of common stock.

Dividend Policy. The Company has not declared or paid cash dividends or made distributions in the past, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance operations.

Recent Sales of Unregistered Securities.

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,511, to an investor relation agent for services performed.

On February 18, 2009, the Company issued 100,000 shares, with a fair market value of $5,000, for services.

On March 11, 2009, the Company issued 350,000 shares for $17,500 in cash in four separate subscription agreements.

On July 29, 2009, the Company issued 1,500,000 shares for $10,000 in cash in a subscription agreement.

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company’s revenue for the year ended October 31, 2009 was 51% lower than the revenues for the year ended October 31, 2008. During the year ended October 31, 2009, the Company realized revenue from three distinct sources:

Equipment Sales. Our revenue from sales of capital equipment was $698,773 for the year ended October 31, 2009, which is 52% lower than the level of equipment sales for the year ended October 31, 2008. The 2009 sales represent 94% of our total revenue for the period.

Invoice Management Fees. Some of the Facilities that we service pay us fees for aggregating invoices from the utility companies and processing their payments. Our revenue from invoice management services represented 2% of total revenue for the year ended October 31, 2009. It is expected that invoice management fees will continue to make only a minor contribution to revenue, as it is the intention of the Company to limit this relatively labor-intense business to situations in which the services can be performed profitably.

Energy Management Fees. A number of the Facilities that the Company manages pay fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Revenue from management services represented 4% of total revenue for the year ended October 31, 2009. As with invoice management services, the portion of revenue attributable to energy management fees will remain modest, as the intention is to limit this relatively labor-intense business to situations in which the services can be performed profitably.

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

Our gross margin during the year ended October 31, 2009 was 47%, compared to 49% gross margin for the year ended October 31, 2008. In general, gross margin will depend on product mix and volume of business. The Company realizes a higher gross profit from sales of ozone laundry systems than from upgrades to lighting and HVAC systems, although the profit is counterbalanced by the higher marketing costs attendant to sales of ozone laundry systems.

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

Our operating expenses for the year ended October 31, 2009 totaled $909,297, a decrease of $537,142 compared to the year ended October 31, 2008. Management decreased expenses by a reduction in the employees, a decision to reduce all sales expenses and a careful examination of all administrative expenses.

Interest expense for the year ended October 31, 2009 was $24,599, compared to interest expense of $21,348 incurred in the year ended October 31, 2008. Interest expense should continue to decrease as debt is amortized unless the Company secures new debt financing.

As a result of the factors listed above, the Company reported a net loss of $591,109 for the year ended October 31, 2009, as compared to a net loss of $713,316 for the year ended October 31, 2008.

Liquidity and Capital Resources

During the years prior to fiscal 2009,, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two members of the Company’s Board of Directors, John O’Neill and Deborah O’Neill.

The Company’s working capital deficit increased by $528,566 during fiscal 2009, so that at October 31, 2009 the deficit was $2,154,932. The Company has minimal liquidity and working capital is severely strained, as credit lines have been fully utilized. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

Our working capital deficit is primarily a result of our poor operating results. However, working capital has also been impaired, in part, by the nature of the Company’s business contracts. In most of the sales arrangements, the Company must complete the job, pay for all costs incurred, and obtain a completion certificate before an invoice can be submitted for reimbursement to the lender or lessor. Only then will the Company collect the cash payment for the job. This procedure creates a delay of approximately thirty days before funds are received. Until a level of operations is reached in which the Company is completing jobs on a consistent basis, this delay in receiving payment for jobs will impair the ability to fund operations. The Company expects the change in the businesses that we participate with the acquisition of the construction management contracts and their size and scope will bring profitability and financing opportunities that have not formerly been available.

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

•

The Company entered into a settlement agreement with PPL for aged payables. In February 2004 the payables were consolidated into a three-year promissory note in the amount of $314,047, bearing interest at 18% per annum. Effective March 1, 2005, this note was renegotiated to bear interest rate at 8% per annum. The balance at March 1, 2005 was $219,473 payable over seven years.

•

The Company contracted to pay $1,400 per month toward a reserve for any bad debts among the notes it assigned to PPL. The Company has recorded the present value of that obligation on its balance sheet as a debt.

•

The Company also contracted to assume a contingent liability to reimburse PPL for the bad debts of certain customers if they filed for protection in bankruptcy. The contingency occurred in June 2005, and the Company became obligated to fund $140,709 over 10 years with an imputed interest rate of 6%.

•

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.” the action is pending in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006. The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009. The Company accrued additional interest from October 14 through October 31, 2009 adding $1,275 and bringing the total to $437,020.

The table below sets forth our debt service obligations as of October 31, 2009.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loans Payable – Settlement Payable	$437,020	$437,020	$0	$0	$0
Sandbox Payable	$22,500	$22,500	$0	$0	$0
BARS Payable	$80,000	$80,000	$0	$0	$0
Charter Payable	$1,339,558	$1,339,558	$0	$0	$0
Operating Leases	$34,333	$20,263	$8,263	$5,807	$0

TOTAL	$1,913,411	$1,899,341	$8,263	$5,807	$0

Assets totaled $123,818 and $144,280 as of October 31, 2009 and 2008, respectively. On both dates assets consisted primarily of notes receivable from our customers who financed through Charter Management and accounts receivable from current installations.

The addition of construction management operations provides the expansion to markets such alternative energy processing, medical treatment, and agricultural facilities. The contracts we have or are negotiating are all cost plus based with the add on ranging from 8-11%. These new revenues and substantial profits are expected to bring us acceptable financing opportunities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Application of Critical Accounting Policies

In preparing the financial statements the Company is required to formulate working policies regarding valuation of assets and liabilities and to develop estimates of those values. In the preparation of the financial statements for fiscal year 2009, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.

The estimate was the determination, detailed in Note 9 to the Financial Statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carry-forward. The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

The Company made no material changes to critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2009.

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

On May 28, 2009, FASB issued ASC 855, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is not expected to have a material impact on the financial reporting of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, together with notes and the Report of the Independent Registered Public Accounting Firm, are set forth immediately following Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). In the course of that review, the Company’s management were advised by our independent registered public accounting firm, that during its performance of review procedures with respect to the financial statements for the period ended January 31, 2007, and subsequent reporting periods, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting. Friedman LLP identified the same material weakness and reiterated the former advice.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of the advice from our independent registered public accounting firm, management has considered adding personnel to the Company’s bookkeeping and accounting operations. However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of October 31, 2009.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company during the year ended October 31, 2009 were:

Name	Age	Position with the Company	Director Since
John T. O’Neill	52	Chairman of the Board, Chief Executive Officer, Director	2004
John A. Grillo	48	President, Chief Financial Officer, Director	2001
Deborah O’Neill	51	Secretary, Treasurer, Director	2004
Patricia A. Palmieri	43	Controller	—
John G Kalogeris	80	Chairman of the Board, Director Chief Executive Officer, Chief Financial Officer	2010

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. All the officers and directors whose terms began before 2010 resigned on January 21, 2010.

John T. O’Neill. Mr. O’Neill has been involved in the nursing home industry for over forty years. For more than the past five years, Mr. O’Neill has been employed as CEO of O’Neill Management LLC., which is involved in the development, construction and operation of healthcare facilities. Mr. O’Neill is also the CEO of Charter Management, LLC, which provides financing programs for the development of long-term care facilities. Mr. O’Neill attended Bowling Green State University and Ohio State University, where he completed the Core of Knowledge for certification as a Licensed Nursing Home Administrator. Mr. O’Neill is married to Deborah F. O’Neill, the Company’s Secretary and Treasurer.

John A. Grillo. Mr. Grillo organized National Energy Services in 1996, and has served as its Chief Executive Officer since that time. Prior to organizing National Energy Services, Mr. Grillo was employed in a number of capacities in the field of electrical engineering. In 1996, Mr. Grillo conceived and co-authored the New Jersey Division of Medical Assistance and Health Services Energy Efficient Lighting System Incentive, for the long-term care industry. He is an Environmental Protection Agency certified lighting surveyor. Mr. Grillo attended Northeastern University’s School of Electrical Engineering Technology from 1979 to 1983.

Deborah F. O’Neill. Ms. O’Neill is a Certified Public Accountant with experience in auditing, income tax preparation and real estate development. For more than the past five years,

Ms. O’Neill has been employed by O’Neill Management LLC with responsibilities in financial management. She is also employed in the financial management of Charter Management, LLC. Previously, Ms. O’Neill was a founder and CFO of a software development company that offered turnkey accounting and medical computer systems to long term care facilities in Ohio, Pennsylvania, Connecticut and several other states. Ms. O’Neill graduated from Kent State University magna cum laude with a Bachelor of Business Administration degree in Accounting. Ms. O’Neill is married to John T. O’Neill, the Company’s Chairman.

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

Dr. John G. Kalogeris. Dr. Kalogeris assumed his positions on January 21, 2010. He spent the majority of his professional life as an engineer beginning at General Dynamics where he participated in the development of supersonic pilot ejection systems that he tested and which are or were used on the B-1 Bomber, X-15 and the B-58 for the U.S. Air Force. He was Reliability Manager for flight hardware used in the Mercury Manned Space Flight Program. He also participated in the development of trajectory software used in various space programs that utilized the theory of space bending velocity vectors to propel space vehicles at extreme speeds without utilization of additional fuels. After “retiring” he has spent more than 40 years developing what came to be known as green technology and alternative energy systems. He currently serves as technical advisor to the Board of Directors of Alternative Energy Systems. he is also the holder of several patents and many more patents pending mostly related to energy savings or alternative energy devices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by National Energy Services, Inc. to John O’Neill, its Chief Executive Officer, and John Grillo, its Chief Financial Officer for services rendered in all capacities to the Company during the years ended October 31, 2009, 2008, and 2007. There were no other executive officers whose total salary and bonus for the fiscal year ended October 31, 2009 exceeded $100,000. Dr. Kalogeris currently serves without compensation until the additional members of the Board of Directors are seated and a compensation committee is formed to govern corporate salaries.

	Compensation
	Year	Salary	Other(1)
John T. O’Neill	2009	$0
	2008	$0
	2007	$0

John A. Grillo	2009	$109,672	13,754
	2008	$139,248	13,105
	2007	$124,677	12,686

(1)	“Compensation: Other” includes certain health and life insurance benefits paid by the Company on behalf of the employee.

Employment Agreements

All employment arrangements with executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended October 31, 2009 and those options held by him on October 31, 2009.

Option Grants in the Last Fiscal Year

Name	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation of for option term
					5%	10%
John O’Neill	0	N.A.	N.A.	N.A.	0	0

Aggregated Fiscal Year-End Option Values

Name	Number of securities underlying unexercised options at fiscal year-end (#) (All exercisable)	Value of unexercised in-the-money options at fiscal year-end ($) (All exercisable)
John O’Neill	0	0

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

There are 32,210,846 shares of common stock and no other equity securities outstanding on the date of this report. Except as otherwise indicated, it is believed that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Aggregate Percent of Class
John & Deborah O’Neill	14,151,862	(2)	43.9%
John A. Grillo	2,941,320		9.1%
Current executive officers and directors as a group (4 persons)	17,353,182		53.0%

(1)	The address of each shareholder, unless otherwise noted, is c/o National Energy Services Company, Inc., 3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234.
(2)	Includes 14,151,862 shares owned by Charter Management LLC, of which Mr. and Mrs. O’Neill are the sole members and managers.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of October 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	0	—	1,158,703
Total	0	—	1,158,703

(1)	The Board of Directors adopted the 2007 Equity Incentive Plan in 2007. The Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of National Energy Services or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. 1,158,703 shares remain available for issuance under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

John ‘O’Neill and Debbie O’Neill who are directors of the Company are also officers of Charter Management, LLC. To date, Charter Management has funded the Company an aggregate amount of $1,338,639.

Director Independence

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $36,875 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 filings. Bagell, Josephs, Levine & Company, LLC billed $27,200 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements. Bagell, Josephs, Levine & Company, LLC billed $17,600 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $19,274 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning. Bagell, Josephs, Levine & Company, LLC billed $7,275 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15.	EXHIBITS

3-a	Articles of Incorporation filed February 17, 1998. (1)

3-a(1)	Certificate of Amendment of Articles of Incorporation filed October 29, 2001. (1)

3-a(2)	Certificate of Amendment of Articles of Incorporation, effective as of November 20, 2006 – filed as an exhibit to the Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

3-b	Bylaws. (1)

10-a	Master Agreement with Charter Management LLC. (2)

14	Code of Ethics and Business Conduct - Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the year ended October 31, 2003 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certifications

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB on November 14, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Amended Registration Statement on Form 10-SB on November 6, 2003 and incorporated herein by reference.

NATIONAL ENERGY SERVICES COMPANY, INC.

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National Energy Services Company, Inc.

Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheet of National Energy Services Company, Inc. (the “Company”), as of October 31, 2009 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year ended October 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Energy Services Company, Inc., as of October 31, 2009 and the consolidated results of its operations and cash flows for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced substantial net losses for the year ended October 31, 2009 that has resulted in substantial accumulated deficits. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

Marlton, New Jersey

February 16, 2010

F2

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive

Suite J

Marlton, New Jersey 08053

(856) 355-5900    Fax (856) 396-0022

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced substantial net losses for the years ended October 31, 2008 and 2007 that has resulted in substantial accumulated deficits. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

January 18, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

F3

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2009 AND 2008

	OCTOBER 31, 2009	OCTOBER 31, 2008
ASSETS
Current Assets:
Cash	$4,724	$6,736
Accounts receivable, net	71,954	47,716
Notes receivable	—	59,158
Prepaid expenses and other current assets	28,985	12,983

Total current assets	105,663	126,593
Property and equipment, net	18,155	17,687

TOTAL ASSETS	$123,818	$144,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Long-term debt - current portion	$—	$65,125
Notes payable - other	102,500	59,158
Notes payable - Related parties	1,339,558	1,115,617
Settlement liability	437,020	—
Accounts payable and accrued expenses	381,517	513,059

TOTAL LIABILITIES	2,260,595	1,752,959

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized, 0 shares and 0 shares issued and outstanding at October 31, 2009 and October 31, 2008	—	—

Common Stock, $.001 Par Value; 150,000,000 shares authorized; 32,210,846 and 29,835,601 issued and outstanding October 31, 2009 and October 31, 2008	32,211	29,835
Additional Paid-in-Capital	3,247,338	3,186,703
Accumulated deficit	(5,416,326)	(4,825,217)

Total Stockholders’ Deficit	(2,136,777)	(1,608,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,818	$144,280

The accompanying notes are an integral part of these consolidated financial statements.

F4

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	OCTOBER 31, 2009	OCTOBER 31, 2008
OPERATING REVENUES
Equipment sales	$698,773	$1,450,947
Management revenue	12,693	23,403
Energy management revenue	33,400	59,150

Total Operating Revenues	744,866	1,533,500

COST OF SALES	402,079	781,668

GROSS PROFIT	342,787	751,832

OPERATING EXPENSES
Selling expenses	98,899	333,019
General and administrative expenses	799,806	1,104,057
Depreciation and amortization	10,592	9,363

Total Operating Expenses	909,297	1,446,439

LOSS FROM OPERATIONS	(566,510)	(694,607)

Interest income	—	2,639
Interest expense	(24,599)	(21,348)

NET LOSS	$(591,109)	$(713,316)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,866,348	29,746,536

The accompanying notes are an integral part of these consolidated financial statements.

F5

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount
Balance October 31, 2007	—	—	29,424,698	$29,424	$3,123,264	$(150,000)	$(4,111,901)	$(1,109,213)

Issuance of common stock for services	—	—	121,618	122	19,478	—		19,600
Issuance of common stock for compensation	—	—	150,000	150	24,600	—		24,750
Amortization of prepaid consulting fees	—	—	—	—	—	150,000		150,000
Issuance of stock for repayment of debt	—	—	139,285	139	19,361	—		19,500
Net loss for the year ended October 31, 2008	—	—	—	—	—	—	(713,316)	(713,316)

Balance October 31, 2008	—	—	29,835,601	$29,835	$3,186,703	$—	$(4,825,217)	$(1,608,679)

Issuance of common stock for services	—	—	525,245	526	34,985	—	—	35,511
Stock issued for subscription agreement	—	—	1,850,000	1,850	25,650	—	—	27,500
Net loss for year Ended October 31, 2009	—	—	—	—	—	—	(591,109)	(591,109)

Balance October 31, 2009	—	—	32,210,846	$32,211	$3,247,338	$—	$(5,416,326)	$(2,136,777)

The accompanying notes are an integral part of these consolidated financial statements.

F6

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	October 31, 2009	October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(591,109)	$(713,316)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	10,592	9,363
Common stock issued for services	35,511	19,600
Common stock issued for compensation	—	24,750
Amortization of prepaid consulting fees	—	150,000

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(24,238)	218,021
(Increase) Decrease in prepaid expenses and other current assets	(16,002)	5,380
Increase in accounts payable and accrued expenses	242,731	18,915
(Decrease) in deferred revenues	—	(82,370)

Net cash used in operating activities	(342,515)	(349,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(11,060)	—

Net cash provided by investing activities	(11,060)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable - bank	(2,378)	(28,571)
Principal payments on long - term debt	—	(58,412)
Proceeds from notes receivable - other	59,158	153,525
Repayments of notes payable - other	(59,158)	(153,525)
Proceeds from notes payable - related party	223,941	160,809
Proceeds from note payable - other	102,500	—
Issuance of common stock	27,500	—

Net cash provided by financing activities	351,563	73,826

NET (DECREASE) IN CASH	(2,012)	(275,831)

CASH - BEGINNING OF YEAR	6,736	282,567

CASH - END OF YEAR	$4,724	$6,736

The accompanying notes are an integral part of these consolidated financial statements.

F7

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	October 31, 2009	October 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$18,367	$15,912

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for services	$35,511	$19,600

Common stock issued for compensation	$—	$24,750

Common stock issued for repayment of debt	$—	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

F8

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE 1 - NATURE OF BUSINESS

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. The Company and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated October 19, 2001, pursuant to which the shareholders of NESNJ on October 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ, which became a wholly owned subsidiary of the Company. NESNJ operates the sales and service program of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method of accounting.

The Company is engaged in the business of marketing a comprehensive energy management program for long- term care and hospitality facilities. The program features an upgrade to lighting fixtures, improved heating, venting and air conditioning (“HVAC”) equipment, and ozone laundry support systems (“OLSS”). The facilities generally recover the cost of these renovations through the monthly energy savings, resulting in no out-of-pocket costs to the facility.

In February of 2007, the Company began to offer an additional service. It provides telecommunications services to further assist in reducing its clients’ operating expenses. The Company is not affiliated with any one-service provider and is able to quote from various sources. This allows the Company to obtain the best solution for improving service quality for its customer.

The Company entered into a agreement to purchase an alternative energy construction management contract on January 21, 2010 as filed on Form 8-K on January 26, 2010. agreement required the officers and directors to resign except John O’Neill remained as a director and a new CEO, Secretary and director were seated. The CEO, Dr. John G Kalogeris is in search of additional directors and officers and business expansion opportunities. A complete business plan and the determination of existing products and programs to be continued will be completed by the end of February 2010. Many of the current product offerings are feasible and usable in the construction management business as all are energy efficient and therefore “green” as mandated in the construction management offerings. A change of voting control will take place on March 1, 2010 when all agreement and escrow terms have been completed.

F9

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended October 31, 2009 and 2008 and has sustained large accumulated deficits as well as negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company receives revenues according to agreements with its customers. Revenue is recognized when products are shipped or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

F10

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

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

Income Taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31, 2009	October 31, 2008
Net Loss	$(591,109)	$(713,316)

Weighted-average common shares outstanding (Basic)	30,866,348	29,746,536
Weighted-average common stock equivalents:
Stock options and warrants	—	—

Weighted-average common shares outstanding (Diluted)	30,866,348	29,746,536

F11

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in 2009 and 2008 because inclusion would have been anti-dilutive. There were 1,000,000 options and warrants available at October 31, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,667 and $15,371 for the years ended October 31, 2009 and 2008, respectively.

Reclassification

Certain reclassifications were made to the October 31, 2008 consolidated financial statements to conform with the 2009 presentation. These had no effect on net loss or cash flow for the year ended October 31, 2008.

Subsequent Events

The Company evaluates Subsequent Events through the time of the filing of this Form 10-K on February 16, 2010. The Company is not aware of any other significant events that would have a material impact on our consolidated financial statements. See NOTE - 12 below.

Recent Accounting Pronouncements

On May 28, 2009, FASB issued ASC 855, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is not expected to have a material impact on the financial reporting of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) 105 (formerly Statement of Financial Accounting Standards No. 168) will become the single source of authoritative nongovernmental U.S. generally accepted account principals (“GAAP”), superseding existing FASB, America Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future referenced to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance to ASC 105.

F12

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE 3- PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at October 31, 2009 and 2008:

	2009	2008
Office equipment	$67,982	$56,922
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900

	72,989	61,929

Accumulated Depreciation	(54,834)	(44,242)

Total	$18,155	$17,687

Depreciation expense was $10,592 and $9,363 for the years ended October 31, 2009 and 2008.

NOTE 4- FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820 which defines fair value measurement guidelines and the Company believes its application provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

F13

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE 4- FAIR VALUE MEASUREMENTS (continued)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009.

	Level 1	Level 2	Level 3
Assets
Notes Receivable	$0	$0	$0

Total Assets	$0	$0	$0

Liabilities
Notes Payable	$0	$102,500	$0
Notes Payable Related Parties	0	1,339,558	0
Long Term Debt	0	0	0

Total Liabilities	$0	$1,442,058	$0

F14

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

NOTE 5 - DEBT

The Company had a $200,000 note, which carried an interest rate of the issuing bank’s prime rate plus 1% (6.00% at October 31, 2008). The loan was originally a line of credit when acquired in February 2004, and converted into a 4-year loan. As of October 31, 2008 the balance was $2,377 which was classified as current. The loan was secured by substantially all corporate assets and a shareholder/officer guarantee. The loan was repaid in 2009.

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

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.” the action in Common pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006.

F15

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

NOTE 5 - DEBT (continued)

The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009. The Company accrued $1,275 interest from October 14, 2009 to October 31, 2009 in accordance with the terms of the judgment, bringing the liability to $437,020,

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

Charter Management, LLC has funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,339,558 and $1,115,617 as of October 31, 2009 and 2008, respectively.

In addition, Charter Management, LLC has provided financing for the Company’s various customers. The Company records the various receivables from the customers and a corresponding payable to the related party and acted as an agent for collection and payment for/to the related party. Initially, the Company had consulted FIN 45 for clarification as to the proper recording and inclusion of these amounts in the financial statements. However, the Company had signed separate financing agreements with the related party, thereby negating the exception for exclusion of the amounts. These notes receivable/payable range from between 4 and 5 years with an interest rate between 8% and 9%. The outstanding balance at October 31, 2009 and 2008 is $0 and $59,158.

NOTE 7 - STOCKHOLDERS’ DEFICIT

During the year ending October 31, 2009, the following transactions occurred:

On January 9, 2009 the Company issued 425,245 shares, with a fair market value of $30,511 to an investor relation agent for services performed.

On February 18, 2009, the Company issued 100,000 shares, with a fair market value of $5,000 paid for services.

On March 11, 2009, the Company issued 350,000 shares for $17,500 in cash in four separate subscription agreements.

On July 29, 2009, the Company issued 1,500,000 shares for $10,000 in cash in a subscription agreement.

F16

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

NOTE 7 - STOCKHOLDERS’ (DEFICIT) (cont.)

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

NOTE 8 - COMMITMENTS

Leases - Office

The Company currently leases its New Jersey office space on a month to month lease. Payments under this lease were $24,000 and $23,342 for the years ended October 31, 2009 and 2008, respectively.

The Company also has various lease agreements for certain office equipment, expiring in 2012. Payments under these leases were $4,110 and $7,948 for the years ended October 31, 2009 and 2008, respectively.

The Company is leasing an upgrade to its sales management software. The lease was signed on July 22, 2007 and expires in 2012. Payments under this lease were $5,125 and $4,851 for the years ended October 31, 2009 and 2008, respectively.

Future lease commitments at October 31, 2009:

2010	$20,263
2011	8,263
2012	5,807

Total lease costs	$34,333

F17

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

NOTE 9 - PROVISION FOR INCOME TAXES

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE 10 - LEGAL

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc., a New Jersey corporation” the action in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006. The complaint alleges that National Energy Services has failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009. The Company has accrued interest in the amount of $1,275 from October 14 through October 31, 2009 bringing the reported balance to $437,020.

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of National Energy Services Company, Inc., a New Jersey corporation from continuing the services of the employee. The Company believes that the suit has no merit as the employee resigned from the subsidiary December 22, 2009.

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

Major Customers

In the year ended October 31, 2009 we had a customer who provided $150,000 or 20% and another who provided $81,717 or 11% of our sales during the year ended October 31, 2009.

Major Suppliers

During the year ended October 31, 2009 one supplier accounted for 18% of purchases.

F18

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

NOTE 12 - SUBSEQUENT EVENTS

On January 21, 2010 the Company acquired a contract to manage the construction of solar/thermal site in California as evidenced by a Form 8K filed with the Securities and Exchange Commission on January 29, 2010. The acquisition agreement required the current management to transfer to the seller 13,000,000 of the common shares they held and the Company to provide a 10,000 shares Series B Convertible Preferred Stock with a value of $400,000 and a voting preference as if it held 50.1% of the outstanding votes of the Company.

The agreement also required the resignation of all current officers and directors and the placement of a new director and officer to operate the Company.

Further requirements cause the shares for the transaction to be placed in escrow until all sales tax debts are paid or have been negotiated for payment and the payment of certain debts to prior management and a counsel to the Company have been paid on or before March 1, 2010. When these requirements are met the Company will have a reduction in the notes payable - related parties to $400,000 that is expected to result in a reduction of debt of approximately $940,000 that will be reported in the first quarter of fiscal year 2010.

The sales operations related to ozone laundry of our New Jersey subsidiary ceased in January 2010. Management has not determined which of the businesses that have operated in this subsidiary might be continued.

The new business model is being developed that will incorporate various opportunities to participate in “green” building projects, alternative energy production and related equipment sales.

Pro-forma information for the operations discontinued in 2010 were as follows for the years ended October 31,

	2009	2008
Operating Revenues	$276,217	$756,272
Cost of Sales	211,639	451,128
Operating Expenses	119,346	372,827
Net Loss	(54,768)	(67,683)

F19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:	/s/ John G. Kalogeris
John G. Kalogeris, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 16, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John G. Kalogeris
John G. Kalogeris, Director,
Chief Executive Officer,

/s/ John G. Kalogeris
John G. Kalogeris, Director,
Chief Financial Officer,