Form 10-Q
period 2010-01-31
NATIONAL ENERGY SERVICES CO INC
filed 2010-03-15
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.

(Name of Small Business Issuer in its Charter)

Nevada	52-2082372
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3153 Fire Road, Suite 2C, Egg Harbor Township, NJ 08234

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (800) 758-9288

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of March 12, 2010 there were 32,210,846 shares of the Registrant’s Common stock, $0.001 par value per share.

NATIONAL ENERGY SERVICES COMPANY, INC.

FORM 10-Q QUARTERLY REPORT

FOR THE THREE MONTHS ENDED JANUARY 31, 2010

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENT AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	JANUARY 31, 2010	OCTOBER 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$67,130	$4,724
Accounts receivable, net	8,895	71,954
Prepaid expenses	6,380	28,985

Total current assets	82,405	105,663

Property and equipment, net	15,822	18,155

TOTAL ASSETS	$98,227	$123,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - other	$102,500	$102,500
Notes payable - related party	1,347,318	1,339,558
Settlement liability	439,592	437,020
Accounts payable and accrued expenses	358,546	381,517

Total liabilities	2,247,956	2,260,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized, 0 shares issued and outstanding at January 31, 2010 and October 31, 2009	—	—
Preferred stock, Series B, $.001 Par Value, 10,000 shares authorized, 0 shares issued and outstanding at January 31, 2010 and October 31, 2009	—	—
Common Stock, $.001 Par Value; 150,000,000 shares authorized; 32,210,846 and 29,835,601 shares issued and outstanding at January 31, 2010 and October 31, 2009.	32,211	32,211
Additional Paid-in-Capital	3,247,338	3,247,338
Accumulated deficit	(5,429,278)	(5,416,326)

Total Stockholders’ Deficit	(2,149,729)	(2,136,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,227	$123,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)
OPERATING REVENUES
Equipment sales	$22,186	$228,933
Management revenue	—	3,348
Energy management revenue	2,740	14,100

Total Operating Revenues	24,926	246,381

COST OF SALES	273	120,459

GROSS PROFIT	24,653	125,922

OPERATING EXPENSES
Selling expenses	1,159	36,153
General and administrative expenses	144,763	174,111
Depreciation and amortization	2,334	2,279

Total Operating Expenses	148,256	212,543

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE	(123,603)	(86,621)

OTHER EXPENSE
Interest expense	(161)	(4,345)

LOSS FROM CONTINUING OPERATIONS	(123,764)	(90,966)

INCOME FROM DISCONTINUED OPERATIONS	110,812	64,512

NET LOSS APPLICABLE TO COMMON SHARES	$(12,952)	$(26,454)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
CONTINUING OPERATIONS	$(0.00)	$(0.00)
DISCONTINUED OPERATIONS	0.00	0.00

NET LOSS	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,210,846	29,938,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,952)	$(26,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	2,334	2,279
Common stock issued for services	—	30,511

Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	63,059	(117,374)
(Increase) decrease in prepaid expenses	22,605	(7,506)
Increase (decrease) in settlement liability	2,572	—
Increase (decrease) in accounts payable and accrued expenses	(22,972)	113,266

Net cash provided by (used in) operating activities	54,646	(5,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable - bank	—	(2,377)
Proceeds from notes payable - related parties	7,760	19,400
Principal payments on long term debt	—	(15,268)
Proceeds from notes receivable - other	—	29,879
Principal payments on notes payable - other	—	(29,879)

Net cash provided by financing activities	7,760	1,755

NET INCREASE (DECREASE) IN CASH	62,406	(3,523)

CASH - BEGINNING OF PERIOD	4,724	6,736

CASH - END OF PERIOD	$67,130	$3,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$161	$4,345

Income taxes	$—	$2,456

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$30,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. NES and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in late 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001, pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for one hundred percent (100%) of the issued and outstanding shares of NESNJ, which became a wholly owned subsidiary of NES. For accounting purposes, the transaction was accounted for as a reverse acquisition.

NES together with its subsidiaries (collectively the “Company”) are engaged in the business of marketing comprehensive alternative energy systems and the project or construction management of alternative energy sites and the construction of commercial sites using alternative energy and energy saving materials. Some locations will be the alternative energy production sites themselves. We will also continue certain portions of previous business operations including the marketing of energy saving lighting systems, energy management for the monitoring and control of energy, group purchasing of natural gas, and improvements to heating, venting and air conditioning systems.

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the October 31, 2009 audited consolidated financial statements and the accompanying notes thereto included in Form 10-K. The October 31, 2009 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended January 31, 2010, are not necessarily indicative of the results for the full fiscal year ending October 31, 2010 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flow for the period presented.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (cont.)

Going Concern

The Company incurred net losses for the three months ended January 31, 2010 and 2009 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support those operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past three months.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

On January 21, 2010 the Company entered into an agreement to manage the construction of solar/thermal site in California (the “Agreement”) as evidenced by a Form 8-K filed with the Securities and Exchange Commission on January 26, 2010. The Agreement requires the current management to transfer to the counter party 13,000,000 of the common shares they held and the Company to issue 10,000 shares of Series B Convertible Preferred Stock with a value of $400,000 and a voting preference as if it held 50.1% of the outstanding votes of the Company.

The Agreement also required the resignation of all current officers and directors and the placement of a new director and officer to operate the Company. Further requirements cause the shares for the transaction to be placed in escrow until all sales tax debts are paid or have been negotiated for payment and the payment of certain debts to prior management and a counsel to the Company have been paid on or before April 1, 2010, as extended. When these requirements are met, the Company will have a reduction in the notes payable - related parties to $400,000, a reduction of debt of approximately $940,000 that will be reported in the second quarter of fiscal year 2010.

The Company will be engaged in operating three divisions and various subsidiaries within each division either created by us or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies Service and Training.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (cont.)

Renewable Energy Project Management initially consists of project management and marketing of those services to solar/thermal, bio-fuels and waste to energy project owners. Through the use of various joint ventures currently being negotiated we should be in each of the markets with signed projects before the end of May 2010. The projects being reviewed are substantial and would provide millions in sales and profits over the next two years. These projects include bio-fuel from algae and from pyrolisis of tires, pyrolisis of municipal solid waste to energy, and combination operations of solar/thermal and animal waste pyrolisis.

The Renewable Energy Product Sales division markets to the end user products that reduce the energy cost to home and commercial building users to pennies on the dollars they previously spent and provide revenue for the company through sale of excess energy to the grid. Additional products include lighting and water systems for commercial structures, some that have been marketed by our New Jersey subsidiary. None of the divisions were active during the quarter ended January 31, 2010. They were formed in February 2010 except for our subsidiary Applied Concepts for Energy Corp. which was formed but had no operations in January 2010.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

These unaudited condensed consolidated financial statements, reflect the discontinuance of the New Jersey subsidiary’s ozone laundry business (see Note 11 – Discontinued Operations).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transaction have been eliminated.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

Due to the pending change in control, there may be limits on our ability to use our current net operating loss carryforwards.

Loss Per Share of Common Stock

Net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented. The Company had 1,000,000 outstanding warrants at January 31, 2010 and 2009.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amount reported in the unaudited condensed consolidated balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and will have no impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flow.

In June 2009, the FASB issued FASB ASC 105 (formerly Statement of Financial Accounting Standards No. 168). ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is the relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance with ASC 105.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	January 31, 2010	October 31, 2009
	(unaudited)

Office equipment	$67,982	$67,982
Furniture and fixtures	2,107	2,107
Leasehold improvements	2,900	2,900

	72,989	72,989
Accumulated depreciation	(57,168)	(54,834)

	$15,821	$18,155

Depreciation expense was $2,334 and $2,279 for the three months ended January 31, 2010 and 2009.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due the Company for the sales. The Company presently has written off all accounts receivable that are more than six months outstanding and others that were not expected to be collected. At January 31, 2010, no allowance had been established.

NOTE 5 - NOTES PAYABLE

The Company has two notes payable that were received at various times during the year ended October 31, 2009 totaling $102,500. There are no stated terms and the notes are due on demand.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Charter Management, LLC (“Charter”), an entity owned by two former Board Members has also funded the operations of the Company. Charter is related to the Company through common ownership. The balance of the payable to Charter is $1,347,318 as of January 31, 2010 and $1,339,558 as of October 31, 2009. This debt will be reduced $939,558 as agreed in the Purchase Agreement dated January 21, 2010 and will be reflected as a reduction on the Balance Sheet to additional paid in capital as it will be a debt reduction from a related party. This will occur during the period ending April 30, 2010 when the agreement is expected to become executed.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - SETTLEMENT PAYABLE

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.” in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006). The complaint alleged that the Company failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009. The Company accrued $1,275 interest from October 14, 2009 to October 31, 2009 in accordance with the terms of the judgment, bringing the liability to $437,020. In November PPL received $4,018 in payments toward the judgment and the Company accrued $6,590 in interest for the three months ended January 31, 2010, making the balance payable $439,592.

NOTE 8 - STOCKHOLDERS’ DEFICIT

As of January 31, 2010, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock. The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010 and issued 0 shares of Series B Convertible Preferred Stock, at a par value of $0.001.

On January 9, 2009 the Company issued 425,425 common shares with a fair market value of $30,511 to an investor relation agent for services performed.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its New Jersey office space under a lease that expired in April 2008, and was renewed on a yearly basis. Payments under this lease were $6,000 for the three months ended January 31, 2010 and 2009. The lease terminated February 28, 2010.

The Company also has various operating lease agreements for certain office equipment, expiring in 2012. Payments under these leases were $927 and $1,231 for the three months ended January 31, 2010 and 2009.

The Company is leasing an upgrade to its sales management software under an operating lease. The lease was signed on July 22, 2007 and expires in 2012. Payments under this lease were $1,344 and $1,169 for the three months ended January 31, 2010 and 2009.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Cont.)

Leases (Cont.)

The following is a schedule by years of the minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2010:

2011	$14,263
2012	8,263
2013	5,807

Total lease costs	$28,333

Litigation

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc., a New Jersey corporation” the action in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006). The complaint alleges that the Company has failed to make payments due to PPL Spectrum, and demands damages in the amount of $435,745.National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009 (see note 7).

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of NESNJ from continuing to provide services. The Company believes that the suit has no merit as the employee resigned from the Company December 22, 2009.

NOTE 10 - INCOME TAXES

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

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - DISCONTINUED OPERATIONS

In January 2010, the Company discontinued sales of its ozone laundry equipment and all warranty, supply and repair services associated with it (“Ozone division”). The Company has classified these operations as discontinued operations for the current and prior periods reported in this Form 10-Q associated with the unaudited condensed consolidated financial statements.

The Ozone division’s assets and liabilities as included in the Company’s unaudited condensed consolidated balance sheets were as follows:

	January 31, 2010	October 31, 2009

Assets
Current assets from discontinued operations:
Accounts receivable, net	$8,024	$71,954

	$8,024	$71,954

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$439,592	$437,020
Accounts payable and other current liabilities	18,700	30,850

	$458,292	$467,870

Net liabilities of discontinued operations	$(450,268)	$(395,916)

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

National Energy Services Company, Inc. (“NES”) together with its subsidiaries (collectively the “Company”) incurred net losses for the three months ended January 31, 2010 and 2009 and has substantial accumulated deficits. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support those operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and management states that they are confident that they can improve operations and raise the appropriate funds needed through the advancements in energy conservation over the past three months. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

On January 21, 2010 the Company entered into an agreement to manage the construction of solar/thermal site in California (the “Agreement”) as evidenced by a Form 8-K filed with the Securities and Exchange Commission on January 26, 2010. The Agreement requires the current management to transfer to the counter party 13,000,000 of the common shares they held and the Company to issue 10,000 shares Series B Convertible Preferred Stock with a value of $400,000 and a voting preference as if it held 50.1% of the outstanding votes of the Company.

The Agreement also required the resignation of all current officers and directors and the placement of a new director and officer to operate the Company. Further requirements cause the shares for the transaction to be placed in escrow until all sales tax debts are paid or have been negotiated for payment and the payment of certain debts to prior management and a counsel to the Company have been paid on or before April 1, 2010, as extended. When these requirements are met, the Company will have a reduction in the notes payable - related parties to $400,000, a reduction of debt of approximately $940,000 that will be reported in the second quarter of fiscal year 2010.

Results of Operations

The Company’s revenue from continuing operations for the three months ended January 31, 2010 was 90% lower than the revenues for the three months ended January 31, 2009. This decline is directly related to a lack of lighting sales in the current three months compared to $185,125 in the same period in 2009.

Energy Management Fees. A number of the Facilities that the Company manages pay fees for monitoring their utility invoices to ensure correct charges and appropriate tariffs. Revenue from management services represented 11% of total revenue for the three months ended January 31, 2010. As with invoice management services, the portion of revenue attributable to energy management fees will remain modest, as the intention is to limit this relatively labor-intense business to situations in which the services can be performed profitably.

Our gross margin during the three months ended January 31, 2010 was 99%, compared to 51% gross margin for the three months ended January 31, 2009. The increase is specifically related to having no labor or installation costs in the three months ended January 31, 2010. In general, gross margin will depend on product mix and volume of business. The Company realizes a higher gross profit from sales of services than from upgrades to lighting and HVAC systems.

Our operating expenses for the three months ended January 31, 2010 totaled $148,256, a decrease of $64,287 compared to the three months ended January 31, 2009. Management decreased expenses by a reduction in the number of employees, a decision to reduce all sales expenses and a careful examination of all administrative expenses.

Interest expense for the three months ended January 31, 2010 was $161, compared to interest expense of $4,345 incurred in the three months ended January 31, 2009. Interest expense should continue to decrease as debt is paid unless the Company secures new debt financing.

As a result of the factors listed above, the Company reported a net loss from continuing operations of $123,764 for the three months ended January 31, 2010, as compared to $90,966 for the three months ended January 31, 2009

Liquidity and Capital Resources

During the years prior to October 31, 2009,, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source will not continue and new management is seeking new sources of credit and equity financing.

The Company’s working capital deficit decreased by $10,619 during the three months ended January 31, 2010, to $2,165,551. The Company has minimal liquidity and working capital is severely strained. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

Our working capital deficit is primarily a result of our poor operating results. However, working capital has also been impaired, in part, by the nature of the Company’s business contracts. In most of the sales arrangements, the Company must complete the job, pay for all costs incurred, and obtain a completion certificate before an invoice can be submitted for reimbursement to the lender or lessor. Only then will the Company collect the cash payment for the job. This procedure creates a delay of approximately thirty days before funds are received The Company expects the change in the businesses with which we participate and the acquisition of the construction management contracts and their size and scope will bring profitability and financing opportunities that have not formerly been available.

On August 4, 2009 PPL Spectrum Inc. commenced a legal action against the Company entitled “PPL Spectrum, Inc. and PPL Energy Services Holdings, LLC. v. National Energy Services Company, Inc.” in Common Pleas Court in the County of Lehigh, State of Pennsylvania (Civil Action No. 2009-C-4006). The complaint alleged that National Energy Services has failed to make payments due to PPL Spectrum, and demanded damages in the amount of $435,745. National Energy Services, Inc. received a judgment in favor of PPL Spectrum on October 14, 2009. The Company accrued additional interest from October 14, 2009 through January 31, 2010 adding $7,865 less a payment of $4,018 bringing the balance to $439,952.

The table below sets forth our debt service obligations as of January 31, 2010.

Contractual Obligations	Total	Less than One Year	1-3 Years
Loans Payable -
Settlement Liability	$439,952	$439,952	$0
Notes Payable - Other	$22,500	$22,500	$0
Notes Payable - Other	$80,000	$80,000	$0
Notes Payable - Related Party	$1,347,318	$1,347,318	$0
Operating Leases	$28,333	$14,263	$14,070

TOTAL	$1,918,103	$1,904,033	$14,070

Assets totaled $98,227 and $123,818 as of January 31, 2010 and October 31, 2009.

The addition of construction management operations provides the expansion to markets such as alternative energy processing, medical treatment, and agricultural facilities. The contracts we have or are negotiating are all cost-plus based with the add-ons ranging from 8-11%. These new revenues and substantial profits are expected to bring us acceptable financing opportunities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended January 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2009.

Impact of Accounting Pronouncements

Please refer to Note 2 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of the three months covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None. All judgments have been rendered (PPL) or the case withdrawn (Nutek).

Item 1A.	Risk Factors

None. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

In conjunction with the Purchase Agreement signed January 21, 2010, the Company created a new subsidiary Applied Concepts for Energy Corp., a Nevada corporation, to operate its construction management operations.

On January 26, 2010, the company filed two Form 8-K’s that are in included by reference. These documents reported the change of control in the Company, the resignation of officers and directors and the change in auditors because of the sale of our previous auditors to a new concern. These items were also included by reference in our Form 10-K filed on February 16, 2010.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes - Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:	/s/ John G Kalogeris
John G. Kalogeris, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 15, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John G. Kalogeris
John G. Kalogeris, Director,
Chief Executive Officer,

/s/ John G Kalogeris
John G. Kalogeris, Director,
Chief Financial Officer,