Form 10-Q
period 2010-04-30
NATIONAL ENERGY SERVICES CO INC
filed 2010-06-16
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50089

NATIONAL ENERGY SERVICES COMPANY, INC.

(Name of Small Business Issuer in its Charter)

Nevada	52-2082372
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

16238 F-108 Ranch Road, Austin, TX 78717

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (410) 309-2771

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

As of June 14, 2010 there were 57,110,846 shares of the Registrant’s Common stock, $0.001 par value per share, outstanding.

NATIONAL ENERGY SERVICES COMPANY, INC.

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2010	OCTOBER 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$426	$4,724
Accounts receivable	6,704	71,954
Prepaid expenses and other current assets	279	28,985

Total current assets	7,409	105,663

Property and equipment, net	—	18,155

Intangible assets	807,500	—

TOTAL ASSETS	$814,909	$123,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - other	$102,584	$102,500
Notes payable - related parties	—	1,339,558
Derivative liabilities	901,813	—
Settlement liability	—	437,020
Accounts payable and accrued expenses	119,448	381,517

Total liabilities	1,123,845	2,260,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at April 30, 2010 and October 31, 2009	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares and 0 shares issued and outstanding at April 30, 2010 and October 31, 2009	10	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,110,846 and 32,210,846 shares issued and outstanding at April 30, 2010 and October 31, 2009	57,111	32,211
Additional paid-in capital	4,937,996	3,247,338
Accumulated deficit	(5,304,053)	(5,416,326)

Total Stockholders’ Deficit	(308,936)	(2,136,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$814,909	$123,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

OPERATING EXPENSES
General and administrative expenses	$487,416	$143,002	$628,239	$289,439

OTHER INCOME (EXPENSES)
Gain on sale of subsidiary	683,804	0	683,804	0
Loss on derivative instruments	(43,563)	0	(43,563)	0
Interest expense	(22,590)	(4,405)	(29,186)	(8,750)

	617,651	(4,405)	611,055	(8,750)

INCOME (LOSS) FROM CONTINUING OPERATIONS	130,235	(147,407)	(17,184)	(298,189)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5,011)	2,686	129,457	127,014

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$125,224	$(144,721)	$112,273	$(171,175)

EARNINGS (LOSS) PER SHARE, BASIC
FROM CONTINUING OPERATIONS	$0.003	$(0.005)	$0.000	$(0.010)
FROM DISCONTINUED OPERATIONS	0.000	0.000	0.004	0.004

NET INCOME (LOSS)	$0.003	$(0.005)	$0.004	$(0.006)

EARNINGS (LOSS) PER SHARE, DILUTED
FROM CONTINUING OPERATIONS	$0.001	$(0.005)	$0.000	$(0.010)
FROM DISCONTINUED OPERATIONS	0.000	0.000	0.001	0.004

NET INCOME (LOSS)	$0.001	$(0.005)	$0.001	$(0.006)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	40,902,981	30,539,179	36,484,879	30,237,134
COMMON STOCK EQUIVALENTS	56,491,954	0	56,491,954	0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	97,394,935	30,539,179	92,976,833	30,237,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$112,273	$(171,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,477	4,927
Common stock issued for services	363,500	35,511
Gain on sale of subsidiary	(683,804)	0
Loss on derivative instruments	43,563	0
Amortization of debt discount	22,584	0
Changes in assets and liabilities
(Increase) decrease in accounts receivable	65,250	(40,153)
(Increase) decrease in prepaid expenses and other current assets	28,706	(3,610)
Increase (decrease) in settlement liability	2,572	0
Increase (decrease) in accounts payable and accrued expenses	(5,189)	83,906

Net cash used in operating activities	(45,068)	(90,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	10	0
Acquisition of property and equipment	0	(11,059)
Proceeds from notes receivable	0	48,283

Net cash provided by investing activities	10	37,224

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	90,000	80,000
Principal payments on notes payable - other	0	(48,283)
Proceeds from notes payable - related parties	7,760	37,417
Principal payments on note payable - related parties	(57,000)	0
Principal payments on note payable - bank	0	(2,379)
Principal payments on long-term debt	0	(30,811)
Issuance of common stock	0	17,500

Net cash provided by financing activities	40,760	53,444

NET INCREASE (DECREASE) IN CASH	(4,298)	74
CASH - BEGINNING OF PERIOD	4,724	6,736

CASH - END OF PERIOD	$426	$6,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended April 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$2,266	$8,750

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary	$180,000	$—
Settlement of notes payable - related parties	$890,318	$—
Derivative liability and debt discount on notes payable - related parties	$768,250	$—
Repayment of note payable - other with common stock	$22,500	$—
Debt discount on issuance of notes payable - other	$90,000	$—
Acquisition of intangible assets	$627,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

National Energy Services Company, Inc. (“NES”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. NES and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001, pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 10,000,000 shares of common stock of NES, par value $0.001 in exchange for 100% of the issued and outstanding shares of NESNJ, which became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition.

NES together with its subsidiaries (collectively the “Company”), are engaged in operating three divisions and various subsidiaries within each division either created by the Company or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

Renewable Energy Project Management initially consists of project management and marketing of those services to solar/thermal, bio-fuels and waste to energy project owners. Current various joint ventures investments are being negotiated to enable the Company to get into the markets with signed projects. These projects include bio-fuel from algae and from pyrolisis of tires, pyrolisis of municipal solid waste to energy, and combination operations of solar/thermal and animal waste pyrolisis.

The Renewable Energy Product Sales division markets to the end user products that reduce the energy cost to home and commercial building users to pennies on the dollars they previously spent and provide revenue for the company through sale of excess energy to the grid. Additional products include lighting and water systems for commercial structures, some that have been marketed by the Company’s former New Jersey subsidiary.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

None of the above divisions were active during the six months ended April 30, 2010. The divisions were formed in February 2010, except for the Company’s subsidiary, Applied Concepts for Energy Corp., which was previously formed and also had no operations through April 30, 2010.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (cont.)

On January 21, 2010, the Company acquired an agreement to manage the construction of a solar/thermal site in California (the “Agreement”). The Agreement required former management to transfer to the seller 13,000,000 of the common shares they held, the Company to issue 10,000 shares of Series B Cumulative Convertible Preferred Stock with a stated value of $400,000 and a voting preference as if the holder held 50.1% of the outstanding votes of the Company and the settlement of the related party notes payable of approximately $1.3 million with a cash payment of $57,000 and the issuance of a $400,000 convertible promissory note. The settlement of the related party notes payable resulted in an effective reduction of $890,318 in related party debt.

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 13,000,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The escrow was released on April 30, 2010.

In March 2010, the Company purchased Global Green Resources, Inc. (“GGR”) for 6,000,000 restricted common shares with a stock value of $180,000. GGR’s assets consisted of its training software and contract and it had no liabilities. GGR provides training programs for green technologies such as cloud computing and data virtualization. GGR had no revenues until May 2010, at which time it started to recognize revenues from its training boot camps.

These unaudited condensed consolidated financial statements reflect the sale of the Company’s New Jersey subsidiary (see Note 11 – Discontinued Operations and Sale of Subsidiary).

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the October 31, 2009 audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. The October 31, 2009 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended April 30, 2010, are not necessarily indicative of the results for the full fiscal year ending October 31, 2010 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (cont.)

Going Concern

The Company incurred net losses from continuing operations before other income (expenses) for the three and six months ended April 30, 2010 and 2009 and has working capital and accumulated deficits. The Company also had negative cash flows from operations for the six months ended April 30, 2010 and 2009. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flows from operations and to raise additional capital through the issuance of debt and/or equity securities. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or obtaining financing on terms acceptable to the Company.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transaction have been eliminated.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company receives revenues according to agreements with its customers. Revenues are recognized when products are shipped or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and management’s judgment of collectability. The Company presently has written off all accounts receivable that are more than twelve months old and others that were not expected to be collected. At April 30, 2010, no allowance had been established.

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

Intangible Assets

The Company reviews intangible assets for impairment annually, or more frequently if impairment indicators arise, and the intangible assets are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible assets. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the intangible assets’ impairment test.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Intangible Assets (cont.)

Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the intangible assets. No impairment of the intangible assets was recorded for the three and six months ended April 30, 2010.

Training Software and Contract Costs

Training software and contract costs will be amortized over the estimated useful lives of the software and average remaining terms of the contracts. As of April 30, 2010, the software has not been placed in service, the contracts have not commenced and management is still evaluating the appropriate amortization periods for these assets.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (guidance formerly reflected in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”) (“Topic 805”). Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt and preferred stock. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Earnings (Loss) Per Common Share (cont.)

The following table shows the approximate number of common stock equivalents outstanding at April 30, 2010 and 2009 that could potentially dilute basic income per share, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive in 2009.

	Outstanding at April 30,
	2010	2009
Warrants	1,000,000	1,000,000
Preferred stock – Series B	20,000,000	0
Convertible notes – other	7,758,621	0
Convertible note – related party	27,733,333	0

Total	56,491,954	1,000,000

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheet for financial instruments approximate fair value because of the immediate or short-term maturity of these financial instruments (see Notes 7 and 8).

Derivative Instruments

The Company has outstanding convertible debt instruments that contain derivative features. The Company accounts for these derivatives in accordance with FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in loss from derivative instruments, a separate component of other income (expenses).

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each three months-end based on enacted tax laws and statutory tax rates.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	April 30, 2010	October 31, 2009
	(Unaudited)
Office equipment	$0	$67,982
Furniture and fixtures	2,107	2,107
Leasehold improvements	0	2,900

	2,107	72,989
Accumulated depreciation	(2,107)	(54,834)

Total	$0	$18,155

Depreciation expense was $3,143 and $5,477 for the three and six months ended April 30, 2010 and $2,648 and $4,927 for the three and six months ended April 30, 2009.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at April 30, 2010:

Construction management contract	$627,500
GGR training software and contract	180,000

$807,500

NOTE 5 - NOTES PAYABLE - OTHER

The Company received the proceeds of two notes totaling $102,500 during the year ended October 31, 2009. In April 2010, one of the notes with a value of $22,500 was repaid through the issuance of 1.5 million shares of the Company’s common stock. The remaining note has no stated terms and is due on demand. Proceeds from two additional notes totaling $90,000 have been received during the six months ended April 30, 2010. The notes bear interest at 8% per annum and are convertible into shares of common stock at a variable conversion price as defined in the agreements. The $50,000 note matures on October 25, 2010 and the $40,000 note matures on December 22, 2010. Notes payable – other consist of the following at:

	April 30, 2010	October 31, 2009
	(Unaudited)
Cost	$170,000	$102,500
Less: Debt discount	(90,000)	0
Add: Amortization of debt discount	22,584	0

Total	$102,584	$102,500

Debt discount is amortized over the terms of the notes payable.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Charter Management, LLC (“Charter”) funded the operations of the Company with a credit facility. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of the Agreement entered into on January 21, 2010, the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction on the unaudited condensed consolidated balance sheet to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2010, these parties are no longer affiliates of the Company due to the Agreement.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 6 - NOTES PAYABLE - RELATED PARTIES (cont.)

The convertible promissory note is non-interest bearing, matures on January 21, 2011 and is convertible into shares of common stock at a variable conversion price as defined in the agreement. Notes payable – related parties consist of the following at:

	April 30, 2010	October 31, 2009
	(Unaudited)
Cost	$400,000	$1,339,558
Less: Debt discount	(400,000)	0

Total	$0	$1,339,558

Debt discount is amortized over the term of the note payable.

NOTE 7 - FAIR VALUE MEASUREMENT

The Company’s financial liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	April 30, 2010		Fair Value Measurements at April 30, 2010
	Cost	Fair Value	Level 1	Level 2	Level 3
Notes payable - related parties (a)	$400,000	$0	$0	$0	$0
Notes payable - other (a)	170,000	102,584	0	0	102,584
Derivative liabilities (b)	901,813	901,813	0	901,813	0

	$1,471,813	$1,004,397	$0	$901,813	$102,584

(a)	The fair values of the notes payable are based on the Company’s assumption of interest rates and terms available to it at April 30, 2010.
(b)	See Note 8 for the assumptions used to determine the fair value of the derivative liabilities.

NOTE 8 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes – other (see Note 6) and convertible promissory note – related party (see Note 7) represent derivatives. As such, the Company has recognized the amount of $1,046,409 as derivative liabilities at the time of issuance of the debt instruments, and are measured at their estimated fair value of $901,813 at April 30, 2010.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 8 - DERIVATIVE LIABILITIES (cont.)

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions at April 30, 2010:

Fair market value of stock	$0.0176 to $0.0400
Exercise price	$0.0060 to $0.0210
Dividend yield	0.00%
Risk free interest rate	0.25% to 0.42%
Expected volatility	432% to 481%
Expected life	0.49 to 0.76 years

NOTE 9 - SETTLEMENT PAYABLE

On August 4, 2009, PPL Spectrum Inc. (“PPL”) filed a complaint which alleged the Company failed to make payments due to PPL, and demands damages in the amount of $435,745. NESNJ received a judgment in favor of PPL on October 14, 2009.

This judgment is against NESNJ, a New Jersey corporation that was a wholly-owned subsidiary until its sale in March 2010. The settlement liability was assumed by the buyer as part of the sale of the subsidiary and is included in the gain on sale of subsidiary during the three and six months ended April 30, 2010.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of April 30, 2010, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock.

The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010 to authorize 10,000 shares of Series B Cumulative Convertible Preferred Stock, at a par value of $0.001. The Series B Convertible Preferred Stock represents a 50.1% voting interest regardless of the common shares outstanding. During the three months ended April 30, 2010, the Company issued 10,000 shares of the Series B Cumulative Convertible Preferred Stock.

In April 2010, the Company issued 1,500,000 common shares for the payment of $22,500 of debt.

In April 2010, the Company issued 6,000,000 common shares with a value of approximately $180,000 for the acquisition of a subsidiary.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 10 - STOCKHOLDERS’ DEFICIT (cont.)

In April 2010, the Company issued 4,500,000 common shares for the payment of $70,000 of consulting services.

In March 2010, the Company issued 4,500,000 common shares for the payment of $67,500 for consulting services.

In March, 2010, the Company issued 8,400,000 common shares with a fair market value of $226,000 to investor relations firms.

On March 11, 2009, the Company issued 350,000 common shares for $17,500 in cash.

On February 18, 2009, the Company issued 100,000 common shares for $5,000 in cash.

On January 9, 2009, the Company issued 425,425 common shares with a fair market value of $30,511 to an investor relation agent for services performed.

NOTE 11 - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARY

In January 2010, the Company discontinued sales of its ozone laundry equipment business and all warranty, supply and repair services associated with it (“Ozone division”) and in March 2010 the Company sold its New Jersey subsidiary and realized a gain of $683,804. The New Jersey subsidiary was sold for cash proceeds of $10 and the assumption of all the Company’s liabilities net of property and equipment. The Company has classified these operations as discontinued operations for the current and prior periods reported.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 11 - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARY (cont.)

The discontinuance had the following effects:

	April 30, 2010	October 31, 2009
	(Unaudited)
Assets
Current assets from discontinued operations:
Accounts receivable	$6,704	$71,954

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$0	$437,020
Accounts payable and other current liabilities	23,885	319,292

	$23,885	$756,312

Net liabilities of discontinued operations	$(17,181)	$(684,358)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues	$437	$137,255	$235,789	$528,636

Cost and expenses	5,448	134,570	106,332	401,622

Income (loss) from discontinued operations	$(5,011)	$2,686	$129,457	$127,014

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its former New Jersey office space under a lease that expired in April 2008, and which was renewed on a yearly basis. Payments under this lease were $0 and $6,000 for the three months ended April 30, 2010 and 2009. Payments were $6,000 and $12,000 for the six months ended April 30, 2010 and 2009. The lease terminated in February 2010.

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (cont.)

Leases (cont.)

The Company also had various lease agreements for certain office equipment, expiring in 2012. Payments under these leases were $314 and $997 and $1,241 and $2,228 for the three and six months ended April 30, 2010 and 2009. All leased equipment has been returned to the lessor. No allowance has been made for any potential future costs.

The Company leased an upgrade to its sales management software under an operating lease. The lease was signed on July 22, 2007 and was to expire in 2012. Payments under this lease were $390 and $1,402 for the three months ended April 30, 2010 and 2009 and $1,734 and 2,571 for the six months ended April 30, 2010 and 2009. The lease was assumed by the buyer as part of the sale of the New Jersey subsidiary in March 2010.

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. The following is a schedule by years of the minimum payments required under consulting contracts that have initial or remaining non-cancelable terms in excess of one year at April 30, 2010:

2011	$408,000
2012	340,000

Total contract cost	$748,000

Litigation

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of NESNJ, a New Jersey corporation from continuing to provide services. The Company believes that the suit has no merit as the employee resigned from the Company on December 22, 2009.

All above litigation was the responsibility of NESNJ, Inc., a New Jersey corporation, which was assumed by the buyer as part of the sale of the subsidiary in March 2010.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit to facilitate its business model. The Company will be able to draw down on the line of credit after an S-1 Registration Statement is filed and becomes effective.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

National Energy Services Company, Inc. (“NES”) together with its subsidiaries (collectively the “Company”, “we”, “us” or “our”) incurred net losses from continuing operations for the three and six months before other income (expenses) ended April 30, 2010 and 2009 and has working capital and accumulated deficits. The Company also had negative cash flows from operations for the six months ended April 30, 2010 and 2009. There is no guarantee whether the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flows from operations and to raise additional capital through the issuance of debt and/or equity securities. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or obtaining financing on terms acceptable to the Company.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On January 21, 2010, the Company acquired an agreement to manage the construction of a solar/thermal site in California (the “Agreement”). The Agreement required the former management to transfer to the seller 13,000,000 of the common shares they held, the Company to issue 10,000 shares of Series B Cumulative Convertible Preferred Stock with a stated value of $400,000 and a voting preference as if the holder held 50.1% of the outstanding votes of the Company and the settlement of the related party notes payable of approximately $1.3 million with a cash payment of $57,000 and the issuance of a $400,000 convertible promissory note. The settlement of the related party notes payable resulted in an effective reduction of $890,318 in related party debt.

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 13,000,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The escrow was released on April 30, 2010.

During January 2010, the Company discontinued sales of its ozone laundry equipment business and all warranty, supply and repair services associated with it (“Ozone division”) and in March 2010 the Company sold its New Jersey subsidiary and realized a gain of $683,804. The New Jersey subsidiary was sold for cash proceeds of $10 and the assumption of all the Company’s liabilities net of property and equipment with a book value of $12,678. The Company has classified these operations as discontinued operations for the current and prior periods reported.

Going Concern and Recent Events (cont.)

In March 2010, the Company purchased Global Green Resources, Inc. (“GGR”) for 6,000,000 restricted common shares with a stock value of $180,000. GGR’s assets consisted of its training software and contract and it had no liabilities. GGR provides training programs for green technologies such as cloud computing and data virtualization. GGR had no revenues until May 2010, at which time it started to recognize revenues from its training boot camps.

Results of Operations

The Company had no revenues for the three and six months ended April 30, 2010 and 2009. Income from operations has started to be recognized in May 2010.

Operating expenses for the three months ended April 30, 2010 totaled $487,416, an increase of $344,414 compared to the three months ended April 30, 2009. The operating expenses for the six months ended April 30, 2010 were $628,239 an increase of $338,800 over the six months ended April 30, 2009. Management increased expenses to pay for an awareness campaign for the changes in the Company to help support the value of the common stock. We also hired consultants to seek out acquisitions and provide accounting, legal and business management services. We decreased all other office related expenses and expect to have new permanent office space during the third quarter of 2010.

Interest expense for the three and six months ended April 30, 2010 was $22,590 and $29,186, compared to $4,405 and $8,750 in the three and six months ended April 30, 2009. Interest expense has increased and will continue to increase as borrowing for expansion is received.

During the three and six months ended April 30, 2010, the Company recognized a gain of $683,804 on the sale of its New Jersey subsidiary, as a result of the Company’s new business plan.

The Company recognized a loss on its derivative instruments of $43,563 during the three and six months ended April 30, 2010. The derivative instruments are related to the convertible promissory notes issued during the three months ended April 30, 2010 and accordingly, there was no such loss in the prior periods.

Liquidity and Capital Resources

During the years prior to October 31, 2009, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source will not continue and current management is seeking new sources of credit and equity financing. We borrowed $90,000 from non-affiliates during the three and six months ended April 30, 2010.

Liquidity and Capital Resources (cont.)

The Company’s working capital deficit decreased by $1,038,496 during the six months ended April 30, 2010, primarily as a result of the settlement of the related party debt and the reduction of the liabilities of the Company’s New Jersey subsidiary due to the sale. The Company’s working capital deficit is primarily a result of the use of notes payable and cash on hand to fund expenses incurred in prior years. The Company has minimal liquidity and working capital is severely strained. It is expected that there will continue to be a working capital deficit until revenues are generated. The Company’s working capital deficit will be positively impacted by the new businesses acquired and contracts received by our divisions. The Company expects the change in the businesses with which we participate and the acquisition of the construction management contracts and their size and scope will bring profitability and financing opportunities that have not formerly been available.

The addition of the construction management operations provides the expansion to markets such as alternative energy processing, medical treatment, and agricultural facilities. The contracts we have or are negotiating are all cost-plus based with the add-ons ranging from 8-11%. These new revenues and substantial profits are expected to bring us acceptable financing opportunities.

GGR provides training boot camps for ten days each twice per month. The attendance is between 14 and 20 trainee’s. The fees are $9,500 per session with a net profit of approximately 30%. The Company is searching for additional trainers and selecting sites around the country to have at least five sessions going concurrently. Its marketing plan began in May 2010. We are also in negotiations with major computer and software sellers to provide training for them which may enhance our revenue substantially while costing us a very limited amount for marketing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

Except as described below, there have been no changes to our critical accounting policies in the three months ended April 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2009.

Intangible Assets

The Company reviews intangible assets for impairment annually, or more frequently if impairment indicators arise, and the intangible assets are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible assets. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the intangible assets’ impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the intangible assets. No impairment of the intangible assets was recorded for the three and six months ended April 30, 2010.

Critical Accounting Policies and Estimates (Cont.)

Training Software and Contract Costs

Training software and contract costs will be amortized over the estimated useful lives of the software and average remaining terms of the contracts. As of April 30, 2010, the software has not been placed in service, the contracts have not commenced and management is still evaluating the appropriate amortization periods for these assets.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (guidance formerly reflected in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”) (“Topic 805”). Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Derivative Instruments

The Company has outstanding convertible debt instruments that contain embedded derivative features. The Company accounts for these derivatives in accordance with FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in loss from derivative instruments, a separate component of other income (expenses).

Impact of Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods specified by the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Companys management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Companys disclosure controls and procedures as of April 30, 2010, the Companys Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

(b) Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Companys management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Companys internal control over financial reporting that occurred during the three months covered by this quarterly report, and they have concluded that there was no change to the Companys internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes- Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:	/S/ DAVID F LAFAVE
David F LaFave, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on June 16, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID F LAFAVE
David F LaFave, Director,
Chief Executive Officer

/S/ DAVID F LAFAVE
David F LaFave, Director,
Chief Financial Officer