Form 10-K/A
period 2009-10-31
NATIONAL ENERGY SERVICES CO INC
filed 2010-09-10
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The Company’s financial statements, together with notes and the Report of the Independent Registered Public Accounting Firm, are set forth immediately following Item 15 of this Form 10-K/A. This Section was amended to include the proper opinion of the auditor for the preceding year financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

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

F2

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

F3

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive

Suites J

Marlton, New Jersey 08053

(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

National Energy Services Company, Inc.

Egg Harbor Township, New Jersey

We have audited the accompanying consolidated balance sheet of National Energy Services Company, Inc., as of October 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended October 31, 2008. National Energy Services Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Energy Services Company, Inc., as of October 31, 2008 and the consolidated results of its operations and its cash flows for the year ended October 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced substantial net losses for the year ended October 31, 2008 that has resulted in substantial accumulated deficits. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

January 18, 2009

F4

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED BALANCE SHEETS OCTOBER 31, 2009 AND 2008

ASSETS
	OCTOBER 31, 2009	OCTOBER 31, 2008
Current Assets:
Cash	$4,724	$6,736
Accounts receivable, net	71,954	47,716
Notes receivable	—	59,158
Prepaid expenses and other current assets	28,985	12,983

Total current assets	105,663	126,593
Property and equipment, net	18,155	17,687

TOTAL ASSETS	$123,818	$144,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Long-term debt - current portion	$—	$65,125
Notes payable - other	102,500	59,158
Notes payable - Related parties	1,339,558	1,115,617
Settlement liability	437,020	—
Accounts payable and accrued expenses	381,517	513,059

TOTAL LIABILITIES	2,260,595	1,752,959

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 Par Value, 500,000 shares authorized, 0 shares and 0 shares issued and outstanding at October 31, 2009 and October 31, 2008	—	—
Common Stock, $.001 Par Value; 150,000,000 shares authorized; 32,210,846 and 29,835,601 issued and outstanding October 31, 2009 and October 31, 2008	32,211	29,835
Additional Paid-in-Capital	3,247,338	3,186,703
Accumulated deficit	(5,416,326)	(4,825,217)

Total Stockholders’ Deficit	(2,136,777)	(1,608,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,818	$144,280

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

F6

NATIONAL ENERGY SERVICES COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

					Additional
	Preferred Stock		Common Stock		Paid-in	Prepaid	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Consulting	Deficit	Total
Balance October 31, 2007	—	—	29,424,698	$29,424	$3,123,264	$(150,000)	$(4,111,901)	$(1,109,213)
Issuance of common stock for services	—	—	121,618	122	19,478	—		19,600
Issuance of common stock for compensation	—	—	150,000	150	24,600	—		24,750
Amortization of prepaid consulting fees	—	—	—	—	—	150,000		150,000
Issuance of stock for repayment of debt	—	—	139,285	139	19,361	—		19,500
Net loss for the year ended October 31, 2008	—	—	—	—	—	—	(713,316)	(713,316)

Balance October 31, 2008	—	—	29,835,601	$29,835	$3,186,703	$—	$(4,825,217)	$(1,608,679)

Issuance of common stock for services	—	—	525,245	526	34,985	—	—	35,511
Stock issued for subscription agreement	—	—	1,850,000	1,850	25,650	—	—	27,500
Net loss for year Ended October 31, 2009	—	—	—	—	—	—	(591,109)	(591,109)

Balance October 31, 2009	—	—	32,210,846	$32,211	$3,247,338	$—	$(5,416,326)	$(2,136,777)

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

F9

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

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31, 2009	October 31, 2008
Net Loss	($591,109)	($713,316)

Weighted-average common shares outstanding (Basic)	30,866,348	29,746,536
Weighted-average common stock equivalents:	—	—

Weighted-average common shares outstanding (Diluted)	30,866,348	29,746,536

F12

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options and warrants

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

Subsequent Events

The Company evaluates Subsequent Events through the time of the filing of the Form 10-K on February 16, 2010. The Company is not aware of any other significant events that would have a material impact on our consolidated financial statements. See Note- 12 below.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“ASC”) 105 (formerly Statement of Financial Accounting Standards No. 168), ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is the relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All future references to authoritative accounting literature in our financial statements issued for reporting periods that end after September 15, 2009 will be referenced in accordance with ASC105.

F14

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

NOTE 4 - FAIR VALUE MEASUREMENTS

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

NOTE 4 - FAIR VALUE MEASUREMENTS (continued)

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

F15

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

Assets	Level 1	Level 2	Level 3
Notes Receivable	$0	$0	$0

Total Assets	$0	$0	$0

Liabilities
Notes Payable	$0	$102,500	$0
Notes Payable Related Parties	0	1,339,558	0
Long Term Debt	0	0	0

Total Liabilities	$0	$1,442,058	$0

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

F19

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

F20

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

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

Major Customers

In the year ended October 31, 2009 we had a customer who provided $150,000 or 20% of our sales and one customer who provided $81,717 or 11% of our sales.

Major Suppliers

During the year ended October 31, 2009 one supplier accounted for 18% of purchases.

F21

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

F22

NATIONAL ENERGY SERVICES COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2009 AND 2008

Pro-forma information for the operations discontinued in 2010 were as follows for the years ended October 31,

	2009	2008
Operating Revenues	$276,217	$756,272
Cost of Sales	211,639	451,128
Operating Expenses	119,346	372,827
Net Loss	(54,768)	(67,683)

F23

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:	/s/ Owen Dukes
Owen Dukes, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 8, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Owen Dukes
Owen Dukes, Director,
Chief Executive Officer,

/s/ Owen Dukes
Owen Dukes, Director,
Chief Financial Officer,

F24