Form 10-Q
period 2010-07-31
NATIONAL ENERGY SERVICES CO INC
filed 2010-09-15
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 15, 2010 there were 322,910,846 shares of the Registrant’s Common stock, $0.001 par value per share, outstanding.

NATIONAL ENERGY SERVICES COMPANY, INC.

FORM 10-Q QUARTERLY REPORT

July 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	OCTOBER 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$64	$4,724
Accounts receivable	23,045	71,954
Prepaid expenses and other current assets	279	28,985

Total current assets	23,388	105,663

Property and equipment, net	—	18,155

Intangible assets	807,500	—

TOTAL ASSETS	$830,888	$123,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Notes payable - other	$133,114	$102,500
Notes payable - related parties	138,346	1,339,558
Derivative liabilities	838,230	—
Settlement liability	—	437,020
Accounts payable and accrued expenses	266,536	381,517

Total current liabilities	1,376,226	2,260,595

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at July 31, 2010 and October 31, 2009	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares and 0 shares issued and outstanding at July 31, 2010 and October 31, 2009	10	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,110,846 and 32,210,846 shares issued and outstanding at July 31, 2010 and October 31, 2009	57,111	32,211
Additional paid-in capital	4,937,996	3,247,338
Accumulated deficit	(5,540,455)	(5,416,326)

Total Stockholders’ Deficit	(545,338)	(2,136,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$830,888	$123,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,			Nine Months Ended July 31,
	2010		2009	2010	2009
REVENUES
Training revenue		$56,056	$0	$56,056	$0

OPERATING EXPENSES
General and administrative expenses		184,297	180,655	812,536	470,094

OTHER INCOME (EXPENSES)
Gain on sale of subsidiary		0	0	683,804	0
Gain on derivative instruments		63,583	0	20,020	0
Interest expense		(172,165)	(4,397)	(201,351)	(13,148)

		(108,582)	(4,397)	502,473	(13,148)

LOSS FROM CONTINUING OPERATIONS		(236,823)	(185,052)	(250,007)	(483,242)

INCOME FROM DISCONTINUED OPERATIONS		420	85,448	129,878	212,463

NET LOSS APPLICABLE TO COMMON SHARES		$(236,403)	$(99,604)	$(124,129)	$(270,779)

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$(0.01)	$(0.01)	$(0.02)
FROM DISCONTINUED OPERATIONS		*	*	*	0.01

NET LOSS	$	*	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		57,110,846	30,650,681	43,435,754	30,413,257

*	Less than $ (0.005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL ENERGY SERVICES COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,129)	$(270,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,477	7,759
Common stock issued for services	363,500	35,511
Gain on sale of subsidiary	(683,804)	0
Gain on derivative instruments	(20,020)	0
Amortization of debt discount	191,460	0
Changes in assets and liabilities
(Increase) decrease in accounts receivable	48,909	6,923
(Increase) decrease in prepaid expenses and other current assets	28,706	(3,332)
Increase (decrease) in settlement liability	2,572	0
Increase (decrease) in accounts payable and accrued expenses	141,899	126,349

Net cash used in operating activities	(45,430)	(97,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	10	0
Acquisition of property and equipment	0	(11,059)
Proceeds from notes receivable	0	49,607

Net cash provided by investing activities	10	38,548

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	90,000	80,000
Principal payments on notes payable - other	0	(56,596)
Proceeds from notes payable - related parties	7,760	56,596
Principal payments on note payable - related parties	(57,000)	0
Principal payments on note payable - bank	0	(2,379)
Principal payments on long-term debt	0	(46,637)
Issuance of common stock	0	27,500

Net cash provided by financing activities	40,760	58,486

NET DECREASE IN CASH	(4,660)	(535)
CASH - BEGINNING OF PERIOD	4,724	6,736

CASH - END OF PERIOD	$64	$6,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended July 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$5,555	$13,148

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary	$180,000	$—
Settlement of notes payable - related parties	$890,318	$—
Derivative liability and debt discount on notes payable - related parties	$768,250	$—
Repayment of note payable - other with common stock	$22,500	$—
Debt discount on issuance of notes payable - other	$90,000	$—
Acquisition of intangible assets	$627,500	$—

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

Except for the Internet Technologies Service and Training Division that became active in the three months ended July 31, 2010, none of the divisions were active during the nine months ended July 31, 2010. The divisions were formed in February 2010, except for the Company’s subsidiary, Applied Concepts for Energy Corp., which was previously formed and had no operations through July 31, 2010.

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

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 13,000,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The shares in escrow were released on April 30, 2010.

In March 2010, the Company purchased Global Green Resources, Inc. (“GGR”) for 6,000,000 restricted common shares with a stock value of $180,000. GGR’s assets consisted of its training software and contract and it had no liabilities. GGR provides training programs for green technologies such as cloud computing and data virtualization. GGR had no revenues until May 2010, at which time it started to recognize revenues from providing training classes.

These unaudited condensed consolidated financial statements reflect the sale of the Company’s New Jersey subsidiary (see Note 11 – Discontinued Operations and Sale of Subsidiary).

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the October 31, 2009 audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. The October 31, 2009 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended July 31, 2010, are not necessarily indicative of the results for the full fiscal year ending October 31, 2010 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Going Concern

The Company incurred net losses from continuing operations for the three and nine months ended July 31, 2010 and 2009 and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the nine months ended July 31, 2010 and 2009. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company receives revenues according to agreements with its customers. Revenues are recognized when services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and management’s judgment of collectability. The Company presently has written off all accounts receivable that are more than twelve months old and others that were not expected to be collected. At July 31, 2010, no allowance had been established.

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

Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the intangible assets. No impairment of the intangible assets was recorded for the three and nine months ended July 31, 2010.

Training Software and Contract Costs

Training software and contract costs will be amortized over the estimated useful lives of the software and average remaining terms of the contracts. As of July 31, 2010, the software has not been placed in service, the contracts have not commenced and management is still evaluating the appropriate amortization periods for these assets.

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

The following table shows the approximate number of common stock equivalents outstanding at July 31, 2010 and 2009 that could potentially dilute basic income per share, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at July 31,
	2010	2009
Warrants	1,000,000	1,000,000
Preferred stock – Series B	20,000,000	0
Convertible notes – other	15,517,242	0
Convertible note – related party	76,800,000	0

Total	113,317,242	1,000,000

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheet for financial instruments approximate fair value because of the immediate or short-term maturity of these financial instruments (see Notes 7 and 8).

Derivative Instruments

The Company has outstanding convertible debt instruments that contain derivative features. The Company accounts for these derivatives in accordance with FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in gain on derivative instruments, a separate component of other income (expenses).

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	July 31, 2010	October 31, 2009
	(Unaudited)
Office equipment	$0	$67,982
Furniture and fixtures	2,107	2,107
Leasehold improvements	0	2,900

	2,107	72,989
Accumulated depreciation	(2,107)	(54,834)

Total	$0	$18,155

Depreciation expense was $0 and $5,477 for the three and nine months ended July 31, 2010 and $2,832 and $7,759 for the three and nine months ended July 31, 2009.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at July 31, 2010:

Construction management contract	$627,500
GGR training software and contract	180,000

$807,500

NOTE 5 - NOTES PAYABLE - OTHER

The Company received the proceeds of two notes totaling $102,500 during the year ended October 31, 2009. In April 2010, one of the notes with a value of $22,500 was repaid through the issuance of 1.5 million shares of the Company’s common stock. The remaining note has no stated terms and is due on demand. Proceeds from two additional notes totaling $90,000 have been received during the nine months ended July 31, 2010. The notes bear interest at 8% per annum and are convertible into shares of common stock at a variable conversion price as defined in the agreements. The $50,000 note matures on October 25, 2010 and the $40,000 note matures on December 22, 2010. Interest expense was $1,840 and $ 0 for the three months ended July 31, 2010 and 2009 and $3,289 and $ 0 for the nine months ended July 31, 2010 and 2009. Notes payable – other consist of the following at:

	July 31, 2010	October 31, 2009
	(Unaudited)
Cost	$170,000	$102,500
Less: Debt discount	(90,000)	0
Add: Amortization of debt discount	53,114	0

Total	$133,114	$102,500

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

The convertible promissory note is non-interest bearing, matures on January 21, 2011 and is convertible into shares of common stock at a variable conversion price as defined in the agreement. Notes payable – related parties consist of the following at:

	July 31 2010	October 31, 2009
	(Unaudited)
Cost	$400,000	$1,339,558
Less: Debt discount	(400,000)	0
Add: Amortization of debt discount	138,346	0

Total	$138,346	$1,339,558

Debt discount is amortized over the term of the note payable.

NOTE 7 - FAIR VALUE MEASUREMENT

The Company’s financial liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

	July 31, 2010		Fair Value Measurements at July 31, 2010
	Cost	Fair Value	Level 1	Level 2	Level 3
Notes payable - related parties (a)	$400,000	$138,346	$0	$0	$138,346
Notes payable - other (a)	170,000	133,114	0	0	133,114
Derivative liabilities (b)	838,230	838,230	0	838,230	0

	$1,408,230	$1,109,690	$0	$838,230	$271,460

(a)	The fair values of the notes payable are based on the Company’s assumption of interest rates and terms available to it at July 31, 2010.
(b)	See Note 8 for the assumptions used to determine the fair value of the derivative liabilities.

NOTE 8 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes – other (see Note 6) and convertible promissory note – related party (see Note 7) represent derivatives. As such, the Company has recognized the amount of $1,046,409 as derivative liabilities at the time of issuance of the debt instruments, and are measured at their estimated fair value of $838,230 at July 31, 2010.

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions at July 31, 2010:

Fair market value of stock	$0.01
Exercise price	$0.0050 to $0.0058
Dividend yield	0.00%
Risk free interest rate	0.15% to 0.20%
Expected volatility	405% to 439%
Expected life	0.24 to 0.48 years

NOTE 9 - SETTLEMENT PAYABLE

On August 4, 2009, PPL Spectrum Inc. (“PPL”) filed a complaint which alleged the Company failed to make payments due to PPL, and demands damages in the amount of $435,745. NESNJ received a judgment in favor of PPL on October 14, 2009.

This judgment is against NESNJ, a New Jersey corporation that was a wholly-owned subsidiary until its sale in March 2010. The settlement liability was assumed by the buyer as part of the sale of the subsidiary and is included in the gain on sale of subsidiary during the three and nine months ended July 31, 2010.

NOTE 10 - STOCKHOLDERS’ DEFICIT

As of July 31, 2010, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock.

The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010 to authorize 10,000 shares of Series B Cumulative Convertible Preferred Stock, at a par value of $0.001. The Series B Convertible Preferred Stock represents a 50.1% voting interest regardless of the common shares outstanding. During the nine months ended July 31, 2010, the Company issued 10,000 shares of the Series B Cumulative Convertible Preferred Stock.

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

The discontinuance had the following effects:

	July 31, 2010	October 31, 2009
	(Unaudited)
Assets
Current assets from discontinued operations:
Accounts receivable	$0	$71,954

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$0	$437,020
Accounts payable and other current liabilities	24,206	319,292

	$24,206	$756,312

Net liabilities of discontinued operations	$(24,206)	$(684,358)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenues	$420	$124,622	$236,210	$653,258

Cost and expenses	0	39,174	106,332	440,795

Income from discontinued operations	$420	$85,448	$129,878	$212,463

NOTE 12 - CONCENTRATION

One debtor, Technology Business Group, represented 100% of the total outstanding accounts receivable as of July 31, 2010 and 100% of the training revenue was earned from one customer, Technology Business Group during the three and nine months ended July 31, 2010.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its former New Jersey office space under a lease that expired in April 2008, and which was renewed on a yearly basis. Payments under this lease were $0 and $6,000 for the three months ended July 31, 2010 and 2009. Payments were $0 and $18,000 for the nine months ended July 31, 2010 and 2009. The lease terminated in February 2010.

The Company also had various lease agreements for certain office equipment, expiring in 2012. Payments under these leases were $0 and $927 and $1,241 and $3,155 for the three and nine months ended July 31, 2010 and 2009. All leased equipment has been returned to the lessor. No allowance has been made for any potential future costs.

The Company leased an upgrade to its sales management software under an operating lease. The lease was signed on July 22, 2007 and was to expire in 2012. Payments under this lease were $0 and $1,268 for the three months ended July 31, 2010 and 2009 and $1,734 and $3,839 for the nine months ended July 31, 2010 and 2009. The lease was assumed by the buyer as part of the sale of the New Jersey subsidiary in March 2010.

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts were to expire in February 2012. As a result of the Company entering into a certain stock purchase agreement, dated August 31, 2010 (see Note 14), all three consulting contracts were terminated and will only be paid through September 30, 2010. A new contract for one of the three consultants will be negotiated. The future minimum payments required under these consulting contracts were $68,000 through September 30, 2010.

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

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit to facilitate its business model. The Company will be able to draw down on the line of credit after a form S-1 Registration Statement is filed and becomes effective.

NOTE 14 - SUBSEQUENT EVENTS

On August 31, 2010, the Company issued a $15,000 convertible debenture that matures on March 1, 2011. The debenture bears interest at 9% per annum and is convertible into shares of common stock at a variable conversion price as defined in the agreement.

On August 31, 2010, the Company issued 3,500,000 for the payment of $35,000 of accounts payable and accrued expenses.

On September 2, 2010, the Company purchased Propalms International Ltd., a Nevada corporation, which was formed on August 24, 2010, (“Propalms International”) pursuant to a stock purchase agreement, dated August 31, 2010 (“Stock Purchase Agreement”), for 250,000,000 restricted common shares. Propalms International had no revenues and no liabilities and its assets consisted solely of an intangible asset, a worldwide marketing and sales agreement between Propalms Ltd, a UK corporation and Propalms International as of September 2, 2010. The Company and Propalms International agreed to a purchase price of $2.5 million, which is allocated entirely to Propalms International’s intangible asset. Propalms International will be responsible for overseeing the daily marketing, sales, and distribution network of Propalms software product line, which includes Propalms TSE 6.0, Propalms VPN, and Propalms VDI, and any new applications that are being developed, and in return will pay a royalty on the revenue generated by the current and future products agreement for the sales of several software products in the virtualization and cloud computing market. Propalms International will also manage the 48 distributors in the U.S., U.K., Japan and India, Canada, Western Europe plus several other international locations. Revenues from sales will begin immediately with additional revenues from maintenance and support dollars from prior sales by the licensor inuring to Propalms International. Propalms International’s costs will be managed by implementing an employee leasing program for an already trained product sales staff.

Pursuant to the Stock Purchase Agreement, on September 3, 2010, David F. LaFave resigned as President while remaining a member of the board of directors. At the close of business September 3, 2010, Owen Dukes and Robert Zysblat were seated as members of the board of directors. Mr. Dukes was installed as Chief Executive Officer and Mr. Zysblat as President and Chief Financial Officer of the Company. There were no disagreements leading to the resignation of Mr. LaFave.

In completion of the closing of the Stock Purchase Agreement, the Company increased its authorized common stock to 950,000,000 shares from 150,000,000 shares after approval by a stockholder with a majority voting interest (50.1%) and issued 250,000,000 common shares as required.

On September 3, 2010, the Company issued 10,800,000 common shares for the payment of accounts payable and accrued expenses of $108,000 and 1,500,000 shares for a capital raise of $3,333.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

National Energy Services Company, Inc. (“NES”) together with its subsidiaries (collectively the “Company”, “we”, “us” or “our”) incurred net losses from continuing operations for the three and nine months ended July 31, 2010 and 2009 and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the nine months ended July 31, 2010 and 2009. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2010, the Company purchased Global Green Resources, Inc. (“GGR”) for 6,000,000 restricted common shares with a stock value of $180,000. GGR’s assets consisted of its training software and contract and it had no liabilities. GGR provides training programs for green technologies such as cloud computing and data virtualization. GGR had no revenues until May 2010, at which time it started to recognize revenues from providing training classes.

Results of Operations

The Company had $56,056 in revenue for the three and nine months ended July 31, 2010 and no revenue in 2009. GGR commenced its training classes in May 2010.

Operating expenses for the three months ended July 31, 2010 totaled $184,297, an increase of $3,642 compared to the three months ended July 31, 2009. The operating expenses for the nine months ended July 31, 2010 were $812,536 an increase of $342,442 over the nine months ended July 31, 2009. Management increased expenses to pay for an awareness campaign for the changes in the Company to help support the value of the common stock. We also hired consultants to seek out acquisitions and provide accounting, legal and business management services. We decreased all other office related expenses and expect to have new permanent office space during the fourth quarter of 2010.

Interest expense for the three and nine months ended July 31, 2010 was $172,165 and $201,351, compared to $4,397 and $13,148 in the three and nine months ended July 31, 2009. Interest expense has primarily increased as a result of the amortization of the debt discount on the notes payable of approximately $169,000 and $192,000 during the three and nine months ended July 31, 2010. Management also expects that interest expense will continue to increase as borrowing for expansion is received.

During the nine months ended July 31, 2010, the Company recognized a gain of $683,804 on the sale of its New Jersey subsidiary, as a result of the Company’s new business plan.

The Company recognized a gain on its derivative instruments of $63,583 and $20,020 during the three and nine months ended July 31, 2010. The derivative instruments are related to the convertible promissory notes issued during the nine months ended July 31, 2010 and accordingly, there was no such loss in the prior periods.

Liquidity and Capital Resources

During the years prior to October 31, 2009, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source will not continue and current management is seeking new sources of credit and equity financing. We borrowed $90,000 from non-affiliates during the nine months ended July 31, 2010.

On August 31, 2010, the Company issued a $15,000 convertible debenture that matures on March 1, 2011. The debenture bears interest at 9% per annum and is convertible into shares of common stock at a variable conversion price as defined in the agreement.

On August 31, 2010, the Company issued 3,500,000 for the payment of $35,000 of accounts payable and accrued expenses.

On September 2, 2010, the Company purchased Propalms International Ltd., a Nevada corporation, which was formed on August 24, 2010, (“Propalms International”) pursuant to a stock purchase agreement, dated August 31, 2010 (“Stock Purchase Agreement”), for 250,000,000 restricted common shares. Propalms International had no revenues and no liabilities and its assets consisted solely of an intangible asset, a worldwide marketing and sales agreement between Propalms Ltd, a UK corporation and Propalms International as of September 2, 2010. Propalms International will be responsible for overseeing the daily marketing, sales, and distribution network of Propalms software product line, which includes Propalms TSE 6.0, Propalms VPN, and Propalms VDI, and any new applications that are being developed, and in return will pay a royalty on the revenue generated by the current and future products agreement for the sales of several software products in the virtualization and cloud computing market. Propalms International will also manage the 48 distributors in the U.S., U.K., Japan and India, Canada, Western Europe plus several other international locations. Revenues from sales will begin immediately with additional revenues from maintenance and support dollars from prior sales by the licensor inuring to Propalms International. Propalms International’s costs will be managed by implementing an employee leasing program for an already trained product sales staff.

Pursuant to the Stock Purchase Agreement, on September 3, 2010, David F. LaFave resigned as President while remaining a member of the board of directors. At the close of business September 3, 2010, Owen Dukes and Robert Zysblat were seated as members of the board of directors. Mr. Dukes was installed as Chief Executive Officer and Mr. Zysblat as President and Chief Financial Officer of the Company. There were no disagreements leading to the resignation of Mr. LaFave.

In completion of the closing of the Stock Purchase Agreement, the Company increased its authorized common stock to 950,000,000 shares from 150,000,000 shares after approval by a stockholder with a majority voting interest (50.1%) and issued 250,000,000 common shares as required.

On September 3, 2010, the Company issued 10,800,000 common shares for the payment of accounts payable and accrued expenses of $108,000 and 1,500,000 shares for a capital raise of $3,333.

The Company’s working capital deficit decreased by $1,352,838 during the nine months ended July 31, 2010, primarily as a result of the settlement of the related party debt and the reduction of the liabilities of the Company’s New Jersey subsidiary due to the sale. The Company’s working capital deficit is primarily a result of the use of notes payable and cash on hand to fund expenses incurred in prior years. The Company has minimal liquidity and working capital is severely strained. It is expected that there will continue to be a working capital deficit until revenues are generated. The Company’s working capital deficit will be positively impacted by the new businesses acquired and contracts received by our divisions. The Company expects the change in the businesses with which we participate and the acquisition of the construction management contracts and their size and scope will bring profitability and financing opportunities that have not formerly been available.

The addition of the construction management operations provides the expansion to markets such as alternative energy processing, medical treatment, and agricultural facilities. The contracts we have or are negotiating are all cost-plus based with the add-ons ranging from 8-11%. These new revenues and substantial profits are expected to bring us acceptable financing opportunities.

GGR provides training boot camps for ten days each twice per month and other software training classes. The attendance is between 14 and 20 trainee’s at each boot camp. The fees are $9,500 per boot camp session with a net profit of approximately 30%. The Company is searching for additional trainers and selecting sites around the country to have at least five sessions going concurrently. Its marketing plan began in May 2010. We are also in negotiations with major computer and software sellers to provide training for them which may enhance our revenue substantially while costing us a very limited amount for marketing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

Except as described below, there have been no changes to our critical accounting policies in the nine months ended July 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2009.

Intangible Assets

The Company reviews intangible assets for impairment annually, or more frequently if impairment indicators arise, and the intangible assets are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible assets. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the intangible assets’ impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the intangible assets. No impairment of the intangible assets was recorded for the three and nine months ended July 31, 2010.

Training Software and Contract Costs

Training software and contract costs will be amortized over the estimated useful lives of the software and average remaining terms of the contracts. As of July 31, 2010, the software has not been placed in service, and management is still evaluating the appropriate amortization periods for these assets.

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

Derivative Instruments

The Company has outstanding convertible debt instruments that contain embedded derivative features. The Company accounts for these derivatives in accordance with FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in gain on derivative instruments, a separate component of other income (expenses).

Impact of Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods specified by the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

(b) Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the three months covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes- Oxley Section 906

32.2	Certification of Chief Financial Officer pursuant to Sarbanes- Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Energy Services Company, Inc.

By:	/S/ Owen Dukes
Owen Dukes, Director and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 15, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Owen Dukes
Owen Dukes, Director and
Chief Executive Officer

/S/ Robert Zysblat
Robert Zysblat, Director, President and Chief Financial Officer