Form 10-K
period 2010-10-31
NX Global, Inc
filed 2011-03-11
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-50089

NX GLOBAL, INC.

f/k/a NATIONAL ENERGY SERVICES COMPANY, INC.

(Exact name of registrant in its charter)

Nevada	52-2082372
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16238 F-108 Ranch Rd, Austin, TX	78717
(address of principal place of business)	(Zip Code)

Issuer's telephone number: (877) 249-9089

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2010 was $756,078 .

The number of shares outstanding of the issuer’s common stock, as of March 10, 2011 was 264,916,386.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding NX Global, Inc. f/k/a National Energy Services Company, Inc., (“NX Global”) and together with its subsidiaries (the “Company”, “we”, “us” or “our”), its business and its financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report. Among the more significant factors are:

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

Because these and other risks may cause NX Global’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that NX Global will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.	DESCRIPTION OF BUSINESS

Business of the Company

NX Global was incorporated on February 17, 1998 in Nevada to engage in an internet related business. and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001 pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 10,000,000 shares of common stock of NX Global, par value $.001, in exchange for 100% of the issued and outstanding shares of the NESNJ, which became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition. In September 2010 the Company changed its name to NX Global, Inc. from National Energy Services Company, Inc.

NX Global, Inc. sold the stock it owned in NESNJ, the New Jersey subsidiary in March 2010. This entity had ceased most of its operations in January, 2010. The operations of NESNJ, which comprised of all the Company’s operations until January 2010, are considered as discontinued operations.

The Company is engaged in operating three divisions and various subsidiaries within each division either created by the Company or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

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

The Renewable Energy Product Sales division markets to the end user products that reduce the energy cost to home and commercial building users to pennies on the dollars they previously spent and provide revenue for the company through sale of excess energy to the grid. Additional products include lighting and water systems for commercial structures, some that had been marketed by the Company’s former New Jersey subsidiary.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

Except for the Internet Technologies Service and Training Division, none of the divisions were active during the year ended October 31, 2010.

In January 2010, the Company purchased a contract to manage the construction of a renewable/alternative energy site in Southern California signaling its change in direction from its prior business model to alternative energy construction management and operations and other types of businesses associated with environmentally friendly operations. The Company placed the contract in its newly formed subsidiary, Applied Concepts for Energy, Inc. (“ACEC”). This operation houses the construction management and facilities operations divisions. This business is dedicated to building and operating renewable/alternative energy, waste to energy, algae production for bio fuels and food for human consumption and other food production using compost created from waste streams. The Southern California project has not been funded by its owner and other technical issue’s have arisen that may cause the project not to be completed or be completed, but without our involvement.

The Company purchased Global Green Resources, Inc. (“GGR”) in March 2010 in keeping with its business model to operate eco friendly businesses. In November 2010, GGR changed its name to Nube, Inc. (“Nube”). This subsidiary provides training for certification of operators and engineers installing or using cloud computing and its associated virtualization components. Nube is in the midst of developing its own cloud services platform for customers to use in training and to facilitate the storage of their data as they become virtualized in their businesses. The training boot camps that have been developed are two intensive training sessions for all aspects and several products required to form each trainee’s virtualization/cloud solution.

Recent Developments

In November 2010, the Company’s subsidiary ACEC signed two joint venture agreements to further its business operations in algae production and the conversion of waste to energy. The agreements include terms for funding, the licensing of patented and non-patented production and manufacturing and growing technologies, site management and project development, site procurement plus other related items. The joint ventures will not begin until funding is in place for their furtherance.

In January 2011, the Company has received a letter committing the first $100,000,000 of financing for the proposed site near Portage Du Fort, Quebec, Canada. Negotiations are ongoing with the governmental agencies necessary to acquire permits and guarantees required to begin construction and operations. The site has recently been designated by the Pontiac MRC Quebec (“MRC”) as the region’s Environmental Industrial Park and the municipal waste collected throughout the region under the MRC must be delivered to the site for eco friendly disposal. This project is under review as a consortium of the MRC and the City of Gatineau, Quebec issued a qualifications request from the general business population within days of ACEC having signed a letter of intent to lease the property for this project in January 2011. The request for qualification requires several businesses from Quebec to be involved and significantly impairs the ability of ACEC or its joint venture partners from controlling its own destiny or operating the facility as it would like to maximize its potential economic impact. We are investigating the opportunity at several other sites in three other Canadian provinces for the utilization of the same technology.

The Board of Directors has determined that ACEC should expand in the United States of America and has begun the planning and development of marketing for this expansion. These communities will need a minimum of 65,000 - 75,000 residents producing 300,000 tons of municipal solid waste, have a taxing authority that collects all the revenue and pays the disposal fees and allows the production and sale of energy from green components to the grid.

Principal Products and Services

The principal services offered by NX Global are project development, locating funding resources and technologies to enhance its core businesses in green environmental projects. The marketing of algae oil for fuel and its biomass for nutraceutical and animal feed is being developed to expand our business model.

Nube supplies cutting edge virtualization and cloud computing training and is completing development of a cross platform training service. During the coming year, we are seeking opportunities to expand into a shared cloud lab that will allow software testing, training and demonstration facilities that leverage public and private clouds. Further expansion into Virtualization Solution Architecture enhances our scalability and fulfills our customer demand.

ACEC provides project development, site management and operation of the project after construction is complete. These projects are specifically for waste to energy, algae growth and development, carbon capture and growing food for human consumption.

Marketing, Sales and Distribution

The Company has developed a marketing plan to site owners, municipalities and counties, eco-friendly companies and existing waste to energy and algae growers and manufacturers of related equipment.

The Company believes that relationships are the cornerstone of its marketing philosophy. The process of building and maintaining working relationships requires a commitment at all levels of the organization. Our marketing program includes: market research, feasibility studies, public and industry relations, promotion, sales support, customer service, employee relations and training and education. As a result of the complexity of the products offered and the market, management works very hard to ensure that the Company’s employees and representatives have a working knowledge of all products and processes.

Nube, through its association with major computing industry leaders such as Dell, VMware, Arrow ECS, Hewlett Packard and EMC gives us direct access to users, new purchasers, the newest technologies and additional access to colleges and universities doing value added training. These associations have increased our revenue sources from training only to:

•

pay as you perform information technology (“IT”) testing and development for companies and individuals who are considering hosted or cloud services that are seeking proof of concept for their application

•	practice labs for IT

•	professional training for virtualization certification

•	testing and development services for virtualization and cloud computing to Server Message Block (“SMB”) space

Target customers include small businesses with less than 100 employees and medium businesses with between 100 to 999 employees. Additional customers are health care providers, hospitals, law offices and small or non-profit schools.

ACEC markets directly to contractors, site owners and technology companies for all services provided. The introductions from these marketing contacts have been instrumental in all of the existing projects being developed, which came from these interactions and led to potential joint ventures currently being researched and the exposure for others to make contact with us.

Reliance on Major Customers and Suppliers

During the year ended October 31, 2010 the Company was negotiating with potential customers and joint venture partners, in construction, machinery and building manufacturing, algal science research and growing and sales of products from these ventures. The number of customers is small as there are a limited number customers for most of our products and services.

Nube currently relies on two customers for 100% its training revenue. Two customers, Technology Business Group and VM Trainers represented 81% and 19%, respectively, of the training revenue during the year ended October 31, 2010. In the next fiscal year it will begin utilizing its own software to train using mini boot camps with 15 to 20 trainees per intense two week session.

The Company has a limited group of suppliers but has not had the opportunity to utilize them until permits and sites are available.

Competition

The principal markets in which the Company competes are small with most companies existing in the developmental stage. Little business is done with the sale of our desired end products in North America. While there are many large site development companies, only a handful participate in our niche markets.

Nube competes only with the product resellers and developers who have designed their own training regimens. In several instances they are looking to us to administrate and possibly partner their training regimen so that they may focus on marketing and product development.

Employees

The Company, as of March 5, 2011, employs two full time, no part time employees and three consultants to provide essential services. None of the Company’s employees is represented by a labor union.

ITEM 1A.	RISK FACTORS

None.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of NESNJ from continuing to provide services. The Company believes that the suit has no merit as the employee resigned from the Company on December 22, 2009.

The above litigation was the responsibility of NESNJ, a New Jersey corporation, which was assumed by the buyer as part of the sale of the subsidiary in March 2010.

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS” since September 26, 2006. As of February 19, 2011, the Company’s symbol was changed to NEGSE. Set forth below are the high and low bid prices for each quarterly period from November 1, 2008 through October 31, 2010. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low

Nov. 1, 2008 – Jan. 31, 2009	$.08	$.01
Feb. 1, 2009 – Apr. 30, 2009	$.08	$.03
May 1, 2009 – July 31, 2009	$.05	$.02
Aug. 1, 2009 – Oct. 31, 2009	$.04	$.01

Nov. 1, 2009 – Jan. 31, 2010	$.06	$.01
Feb. 1, 2010 – Apr. 30, 2010	$.07	$.02
May 1, 2010 – July 31, 2010	$.04	$.01
Aug. 1, 2010 – Oct. 31, 2010	$.05	$.01

Holders. There are 141 holders of record of common stock as of March 7, 2011.

Dividend Policy. The Company has not declared or paid cash dividends or made distributions in the past, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance operations.

Recent Sales of Unregistered Securities.

On March 12, 2010, the Company issued 5,000,000 shares of common stock, with a fair market value of $175,000 to an investor relations company for consulting services.

On March 18, 2010, the Company issued 7,900,000 shares of common stock with a fair market value of $118,500 for consulting services.

On April 6, 2010, the Company issued 2,500,000 shares of common stock with a fair market value of $50,000 for consulting services.

On April 15, 2010, the Company issued 6,000,000 shares of common stock for the purchase of Nube, formerly known as GGR with a fair market value of $180,000.

On April 26, 2010, the Company issued 3,500,000 shares of common stock with a fair market value of $42,500 of which $22,500 was for debt conversion and the remaining $20,000 for consulting services.

On August 30, 2010, the Company issued 3,500,000 shares of common stock with a fair market value of $35,000 for consulting services.

On September 8, 2010, the Company issued 10,800,000 shares of common stock for consulting services with a fair market value of $150,120.

On September 8, 2010, the Company issued 1,500,000 shares of common stock for cash proceeds of $3,333.

On September 8, 2010, the Company issued 250,000,000 shares of common stock for an acquisition of a subsidiary. On October 30, 2010, the acquisition was rescinded and 150,000,000 of these shares were returned and the remainder used for the purchase of a 4.95% investment in intellectual property and 500,000 of Protek Capital, Inc. series A, preferred shares at $1.00 per share for an aggregate fair value of $1,000,000.

In October 2010, the Company issued 4,305,555 shares of common stock with a fair market value of $15,500 for debt conversion.

On October 27, 2010, the Company issued 1,136,000 shares for the payment of interest with a fair market value of 7,952.

On October 27, 2010, the Company issued 8,000,000 shares of common stock with a fair market value of $56,000, of which $14,000 was for consulting services and $42,000 was for director compensation.

On November 23, 2010, the Company issued 2,150,000 common shares with a fair market value of $23,005 to pay for prepaid fees per an agreement with an investor. These fees are directly related to the utilization of a $10,000,000 line of credit (the “Line of Credit”). The Company will be able to draw down on the Line of Credit after a form S-1 Registration Statement is filed and becomes effective. The investor may hold up to 9.9% of the outstanding shares of the Company.

On November 23, 2010, the Company issued 1,500,000 common shares with a fair market value of $10,500 for consulting services.

On November 23, 2010, the Company issued 7,142,857 common shares for the conversion of $10,000 of principal of a note payable.

On November 29, 2010, the Company issued 9,500,000 common shares with a fair market value of $101,650 for prepaid services per an agreement with an investor for the Line of Credit, these shares were returned on February 2, 2011.

On November 30, 2010, the Company issued 6,666,667 common shares to convert $10,000 of principal of a note payable.

On December 3, 2010, the Company issued 5,555,556 common shares to convert $10,000 of principal of a note payable.

On December 10, 2010, the Company issued 5,000,000 common shares to convert $4,500 of principal of a note payable and $2,000 of related accrued interest.

On December 14, 2010, the Company issued 8,333,333 common shares to convert $10,000 of principal of a note payable.

On January 3, 2011, the Company issued 9,090,909 common shares to convert $10,000 of a note payable.

On January 6, 2011, the Company issued 11,363,636 common shares to convert $12,500 of a note payable.

On January 12, 2011, the Company issued 7,000,000 common shares to convert $7,500 of a note payable and $1,600 of related accrued interest.

On January 24, 2011, the Company issued 12,500,000 common shares to convert $12,500 of the principal of a note payable.

On January 26, 2011, the Company issued 11,200,000 common shares with a fair market value of $22,400 for consulting services.

On February 2, 2011, the Company issued 3,561,027 common shares with a fair market value of $38,103 for prepaid consulting services, which are directly related to the utilization of the Line of Credit. The investor may hold up to 9.9% of the outstanding shares of the Company.

On February 9, 2011, the Company issued 13,000,000 common shares to convert $12,064 of the principal of a note payable and 12,000,000 common shares as collateral for future note conversions on a note payable.

On February 18, 2011, the Company issued 12,500,000 common shares to convert $12,500 of the principal of a $25,000 note payable.

ITEM 6.	SELECTED FINANCIAL DATA

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company’s revenue for the year ended October 31, 2010 was $92,808 with no comparative income for the year ended October 31, 2009 due to the sale of NESNJ that had all the prior year’s operations in March 2010. During the year ended October 31, 2010, the Company realized revenue only from Nube’s training sales that commenced in April 2010.

Our operating expenses for the year ended October 31, 2010 totaled $1,022,360, an increase of $479,883 compared to the year ended October 31, 2009. The increases are directly related to the utilization of consultants for the growth of our business and the search for acquisitions.

Interest expense has primarily increased as a result of the amortization of debt discount on the notes payable of approximately $391,000 during the year ended October 31, 2010. Management also expects that interest expense will continue to increase as borrowings for expansion is received.

During the year ended October 31, 2010, the Company recognized a gain of $683,804 on the sale of its New Jersey subsidiary, as a result of the Company’s new business direction, and the operations of the subsidiary was disclosed as discontinued operations.

The Company recognized a gain on its derivative instruments of $184,207 during the year ended October 31, 2010. The derivative instruments are related to the convertible promissory notes issued during the year ended October 31, 2010.

The Company recognized an impairment loss of $807,500 due to the impairment of the construction management contract in the amount of $627,500 since the owner of the project was not able to obtain financing and the impairment of training software and contract in the aggregate amount of $180,000 due to the uncertainty of when, if at all, the Company will be able to recognize revenues from these intangibles.

Liquidity and Capital Resources

Going Concern

The Company incurred net losses from continuing operations for the years ended October 31, 2010 and 2009 and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the years ended October 31, 2010 and 2009. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flows from operations and to raise additional capital through the issuance of debt and/or equity securities. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or obtaining financing on terms acceptable to the Company.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The cash flows from discontinued operations are included in cash flows from operating activities during the years ended October 31, 2010 and 2009. The cash flows provided by (used in) from discontinued operations were approximately $72,000 and $(343,000) during the years ended October 31, 2010 and 2009, respectively. The absence of cash flows from the discontinued operations are not expected to affect future liquidity and capital resources.

During this fiscal year, the Company raised capital from affiliates and through the issuance of notes payable and debentures.

The Company’s working capital deficit decreased by $792,995 during fiscal 2010, so that at October 31, 2010 the deficit was $1,361,937. The Company has no liquidity and working capital is severely strained, as credit lines have been fully utilized. Our working capital deficit is primarily a result of the change in and development of a new core business strategy. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

The addition of the construction management operations provides the expansion to markets such as alternative energy processing, medical treatment and agricultural facilities. The contracts we have and / or are negotiating are all cost plus based, with the add-ons ranging from 8-11%. These new revenues are expected to bring us acceptable financing opportunities.

The table below sets forth our debt service obligations as of October 31, 2010.

Contractual Obligations

Payments due by period (Dollars in thousands)
	Total		Less than 1 year		1 – 3 years	3 – 5 years	More than 5 years
Convertible Notes:
Loan Payable – BARS, at principal Estimated interest (a)	$ $	80,000 4,000	$ $	80,000 4,000	$—	$—	$—
Related Party Note – Charter Management, at principal Estimated interest (b)	$ $	400,000 31,000	$ $	400,000 31,000	$—	$—	$—
Notes Payable – Asher, at principal Estimated interest (c)	$ $	75,000 4,000	$ $	75,000 4,000	$—	$—	$—
Note Payable – Sweet Challenge, Inc., At Principal Estimated interest (d)	$ $	28,000 1,000	$ $	28,000 1,000	$—	$—	$—
Note Payable – Tangiers Investors LP At Principal Estimated interest (e)	$ $	15,000 1,000	$ $	15,000 1,000	$—	$—	$—
Consulting agreements (f)		$544,000		$408,000	$136,000	$—	$—
Total		$1,183,000		$1,047,000	$136,000	$—	$—

(a)	Interest accrues at 5% per annum.
(b)	Interest accrues at 10% per annum after the maturity date.
(c)	Interest accrues at 5% per annum and at 22% after the maturity date. The notes were satisfied during the first quarter of fiscal year 2011.
(d)	Interest accrues at 5% per annum after the maturity date. In January 2011, $12,500 of the principal was satisfied.
(e)	Interest accrues at 9% per annum.
(f)	The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Application of Critical Accounting Policies

In preparing the financial statements the Company is required to formulate working policies regarding valuation of assets and liabilities and to develop estimates of those values. The Company made no material changes to critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2010.

Investments

The Company reviews investments for impairment annually, or more frequently if impairment indicators arise, and the investments are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the investments. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the investments’ impairment test.

Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the investments.

Intangible Assets

The Company reviews intangible assets for impairment annually, or more frequently if impairment indicators arise, and the intangible assets are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible assets. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the intangible assets’ impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the intangible assets. The intangible assets have been fully impaired (see discussion in the results of operations above).

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

The Company determined that it should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carry-forward. The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

In July 2010, the FASB issued a second exposure draft proposing expanded disclosures regarding loss contingencies. This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative information to be provided about those loss contingencies. The proposal will have no impact on our accounting for loss contingencies.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, together with notes and the Report of the Independent Registered Public Accounting Firm, are set forth immediately following Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). In the course of that review, the Company’s management was advised by our independent registered public accounting firm, that during its performance of review and audit procedures with respect to the financial statements for the year ended October 31, 2010, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees, all of whom are paid as consultants who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of the advice from our independent registered public accounting firm, management has considered adding personnel to the Company’s bookkeeping and accounting operations and determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of:

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

Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of October 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are as follows :

Name	Age	Position with the Company	Director Since
David F. LaFave	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director	2010
Robyn Bailey	48	President – Nube, Secretary and Director	2010

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

David F. LaFave. Mr. LaFave became CEO and CFO, President and Chairman of the Board of Directors in March 2010. He resigned as CEO and President and remained a member of the Board of Directors in September and October 2010. In November 2010 he regained all of his previous titles. He has spent his career in the construction industry, operating LaFave Contractors, Inc. for most of the last 25 years.

Robyn Bailey. Ms. Bailey became Secretary and Director in March 2010. Ms. Bailey was also appointed as President of Nube in March 2010. She has spent the past fifteen years in Information Technology primarily as a project manager/consultant/instructor. Microsoft technologies and EMC Storage technologies had been her major focus; but three years ago her work with storage technologies led her into virtualization, specializing in VMware systems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended October 31, 2010, for services rendered to us by persons who served as our CEO during 2010, each of our two other most highly compensated executive officers who were serving as executive officers at the end of 2010, whom we refer to herein collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)
David F. LaFave (2) Chief Executive Officer/ Chief Financial Officer	2010	37,500	—	—	37,500

Robyn Bailey (3) President-Nube and Secretary	2010	59,247	—	42,000	101,247

John O'Neill (4) Chief Executive Officer	2010	—	—	—	—

John Grillo (5) President	2010	22,000	—	—	22,000

John G. Kalogeris (6) Chief Executive Officer/ Chief Financial Officer	2010	5,000	—	—	5,000

Owen Dukes (7) Chief Executive Officer	2010	—	—	—	—

(1)	The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) for restricted stock to purchase shares of the Company’s common stock.

(2)	On March 28, 2010 Mr. LaFave entered in to employment agreement with the Company to serve as Chief Executive Officer and Chief Financial Officer and render services to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors. Mr. LaFave resigned as CEO and CFO on September 3, 2010 pursuant to Stock Purchase Agreement and was appointed as a Chairman of Company’s Board of Directors and CEO on October 29, 2010 after the Stock Purchase Agreement was rescinded.
(3)	On July 1, 2010 Ms. Bailey entered into an employment agreement with the Company to serve as a President of our subsidiary, Nube formerly GGR. Ms Bailey entered into an employment agreement to serve as President and render all services of said office to the business and affairs of the Corporation and perform activities as reasonably requested by our Board of Directors.
(4)	Mr. O'Neill had been the Chief Executive Officer. His resignation was effective February 6, 2010.
(5)	Mr. Grillo had been the President of the Company. His resignation was effective January 21, 2010
(6)	Dr. Kalogeris had been Chief Executive Officer and Chief Financial Officer of the Company. On March 31, 2010, Dr. Kalogeris passed away.
(7)	Mr. Dukes was Chief executive Officer of the Company from September 4, 2010 through October 29, 2010. His appointment and resignation were directly related to purchase of Propalms International Ltd. and its subsequent rescission.

Employment Agreements

All employment arrangements with executives are on an at will basis.

On March 28, 2010 Mr. LaFave entered in to employment agreement with the Company to serve as Chief Executive Officer and Chief Financial Officer and render services to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors. Mr. LaFave resigned as CEO and CFO on September 3, 2010 pursuant to the Stock Purchase Agreement and was re-appointed as a Chairman of Company’s Board of Directors and CEO on October 29, 2010 after the purchase agreement was rescinded.

On July 1, 2010, Ms. Bailey entered into an employment agreement with the Company to serve as President of its subsidiary, Nube, formerly GGR. Ms Bailey entered into an employment agreement to serve as President and render all services of said office to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors.

Equity Grants

The following table sets forth information concerning grants of plan-based awards made by us during 2010, to each of the Named Executive Officers:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Robyn Bailey	10/27/10	6,000,000	—	$42,000

(1)	This amount reflects the aggregate grant date fair value of restricted stock granted in the year ended October 31, 2010 in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of October 31, 2010:

Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robyn Bailey	—	—	—	—

Director Compensation

Robyn Bailey received six million shares of Company’s common stocks valued at $42,000 as a member of the Company’s Board of Directors. No other director has received remuneration for services on the Board during the fiscal year ended October 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at March 10, 2011 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Securities Exchange Act of 1934; and (iv) our current directors and executive officers, as a group.

The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
	Shares	Percentage	Shares	Percentage
Directors
Robyn Bailey	8,000,000	3.0%	—	—

Other
Blue Flame Enterprises, Inc.	—	—%	10,000	100%

(1)	The address of each stockholder, unless otherwise noted, is c/o NX Global Company, Inc., 16238 F-108 Ranch Rd, Austin, TX 78717
(2)	The address of the preferred stockholder is 1950 Oakbrooke, Howell, MI 48845.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of October 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	1,158,703

Total	—	—	1,158,703

(1)	The Board of Directors adopted the 2007 Equity Incentive Plan in 2007. The Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of NX Global or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.
(2)	The Board of Directors adopted the 2010 Professional Consultant Stock Compensation Plan (the “2010 Plan”). The 2010 Plan authorizes the Board to issue up to 10,000,000 common shares during the one year period of the 2010 Plan. The shares may be awarded to professionals and consultants of NX Global or its subsidiaries. All shares under the 2010 Plan have been issued.
(3)	On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Charter Management, LLC (“Charter”) had funded the operations of the Company with a credit facility. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of the agreement to sell the Company’s New Jersey Subsidiary entered into on January 21, 2010 (the “Agreement”), the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to John O’Neill, the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction on the consolidated balance sheet to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2010, these parties are no longer affiliates of the Company due to the Agreement.

Director Independence

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during each of the past two fiscal years was Friedman LLP. Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during this period.

Type of Service	2010	2009
Audit Fees (1)	$125,676	$30,802
Audit-Related Fees (2)	3,500	—
Tax Fees (3)	6,375	6,075
All Other Fees (4)	—	—

Total	$135,551	$36,877

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.
(2)	Comprised of services rendered in connection with registration statements.
(3)	Comprised of services for tax compliance and tax return preparation.
(4)	Fees related to other filings with the SEC.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee, or other governing body established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit Committee, or other governing body. As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the Audit Committee, or other governing body in accordance with these policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3-a	Articles of Incorporation filed February 17, 1998. (1)

3-a(1)	Certificate of Amendment of Articles of Incorporation filed October 29, 2001. (1)

3-a(2)	Certificate of Amendment of Articles of Incorporation, effective as of November 20, 2006 – filed as an exhibit to the Current Report on Form 8-K dated November 20, 2006 and incorporated herein by reference.

3-b	Bylaws. (1)

10-a	Master Agreement with Charter Management LLC. (2)

14	Code of Ethics and Business Conduct - Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the year ended October 31, 2003 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certifications

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB on November 14, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Amended Registration Statement on Form 10-SB on November 6, 2003 and incorporated herein by reference.

NX GLOBAL, INC.

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NX Global, Inc.

We have audited the accompanying consolidated balance sheets of NX Global Company, Inc. and subsidiaries, formerly known as National Energy Services Company, Inc. (the “Company”), as of October 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2009, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses from continuing operations for the years ended October 31, 2010 and 2009 and working capital deficiencies and accumulated deficits as of October 31, 2010 and 2009. The Company also had negative cash flows from operations for the years ended October 31, 2010 and 2009. There is no guarantee the Company will be able to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

New York, NY

March 11, 2011

F2

NX GLOBAL COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2010	OCTOBER 31, 2009
ASSETS
Current Assets:
Cash	$242	$4,724
Accounts receivable	15,575	71,954
Prepaid expenses and other current assets	72,856	28,985

Total current assets	88,673	105,663
Investments	1,000,000	—
Property and equipment, net	—	18,155

TOTAL ASSETS	$1,088,673	$123,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Notes payable - other	$179,283	$102,500
Notes payable-related parties	276,692	1,339,558
Derivative liability	717,043	—
Settlement liability	—	437,020
Accounts payable and accrued expenses	277,592	381,517

TOTAL CURRENT LIABILITIES	1,450,610	2,260,595

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at October 31, 2010 and October 31, 2009	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares and 0 shares issued and outstanding at October 31, 2010 and 2009	10	—
Common Stock, $.001 par value; 950,000,000 shares authorized; 186,352,401 and 32,210,846 issued and outstanding October 31, 2010 and 2009	186,352	32,211
Additional Paid-in-Capital	6,076,660	3,247,338

Accumulated deficit	(6,624,959)	(5,416,326)

Total Stockholders’ Deficit	(361,937)	(2,136,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,088,673	$123,818

The accompanying notes are an integral part of these consolidated financial statements.

F3

NX GLOBAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	OCTOBER 31, 2010	OCTOBER 31, 2009
Revenues
Training revenue	$92,808	$—

Operating expenses
General and administrative expenses	1,022,360	542,477

Other Income (Expenses)
Gain on sale of subsidiary	683,804	—
Gain on derivative instruments	184,207	—
Impairment loss	(807,500)	—
Interest expense	(411,789)	(24,599)

	(351,278)	(24,599)

Loss From Continuing Operations	(1,280,830)	(567,076)

Income (loss) From Discontinued Operations	72,197	(24,033)

Net loss	$(1,208,633)	$(591,109)

Earnings (Loss) Per Share, Basic and Diluted
From Continuing Operations	$(0.01)	$(0.02)
From Discontinued Operations	*	*

Net loss	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding, Basic and Diluted	86,194,931	30,866,348

*	less than $(0.005)

The accompanying notes are an integral part of these consolidated financial statements.

F4

NX GLOBAL COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance October 31, 2008	—	$—	29,835,601	$29,835	$3,186,703	$(4,825,217)	$(1,608,679)
Issuance of common stock for services	—	—	525,245	526	34,985	—	35,511
Stock issued for subscription agreement	—	—	1,850,000	1,850	25,650	—	27,500
Net loss for year ended October 31, 2009	—	—	—	—	—	(591,109)	(591,109)

Balance October 31, 2009	—	—	32,210,846	32,211	3,247,338	(5,416,326)	(2,136,777)
Issuance of common stock for services	—	—	31,929,000	31,929	464,671	—	496,600
Issuance of common stock to satisfy accrued interest	—	—	1,136,000	1,136	6,816	—	7,952
Issuance of common in capital raise	—	—	1,500,000	1,500	1,833	—	3,333
Issuance of common stock for consulting fees paid in advance	—	—	7,771,000	7,771	100,249	—	108,020
Issuance of common stock for acquisition of subsidiary	—	—	6,000,000	6,000	174,000	—	180,000
Acquisition of intangible assets	10,000	10	—	—	627,490	—	627,500
Stock issued for conversion of debt	—	—	5,805,555	5,805	32,195	—	38,000
Settlement of notes payable to related parties	—	—	—	—	890,318	—	890,318
Derivative liability valuation loss on note payable to related party	—	—	—	—	(368,250)	—	(368,250)
Issuance of common stock for acquisition of investment	—	—	100,000,000	100,000	900,000	—	1,000,000
Net loss for year ended October 31, 2010	—	—	—	—	—	(1,208,633)	(1,208,633)

Balance October 31, 2010	10,000	$10	186,352,401	$186,352	$6,076,660	$(6,624,959)	$(361,937)

The accompanying notes are an integral part of these consolidated financial statements.

F5

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	October 31, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,208,633)	$(591,109)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	807,500	—
Depreciation	5,477	10,592
Common stock issued for services	496,600	35,511
Gain on sale of subsidiary	(683,804)	—
Gain on derivative instruments	(184,207)	—
Amortization of debt discount	391,475	—

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	56,379	(24,238)
(Increase) Decrease in prepaid expenses and other current assets	64,149	(16,002)
Increase (Decrease) in accounts payable and accrued expenses	188,907	242,731
Increase (Decrease) Settlement liability	2,572	—

Net cash used in operating activities	(63,585)	(342,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	10	—
Acquisition of property and equipment	—	(11,060)

Net cash provided by (used in) investing activities	10	(11,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable - bank	—	(2,378)
Proceeds from notes payable - related parties	7,760	283,099
Repayments of notes payable - related parties	(57,000)	(59,158)
Proceeds from notes payable - other	105,000	102,500
Proceeds from issuance of common stock	3,333	27,500

Net cash provided by financing activities	59,093	351,563

NET DECREASE IN CASH	(4,482)	(2,012)

CASH-BEGINNING OF YEAR	4,724	6,736

CASH-END OF YEAR	$242	$4,724

F6

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED

	October 31, 2010	October 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

Interest expense	$2,267	$18,367

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of subsidiary settled in common stock	$180,000	$—
Settlement of notes payable to related parties	$890,318	$—
Derivative liability and debt discount on notes payable to related parties	$768,250	$—
Repayment of notes payable with common stock	$38,000	$—
Repayment of accrued interest with common stock	$7,952	$—
Debt discount on issuance of notes payable - other	$133,000	$—
Acquisition of intangible assets	$627,500	$—
Acquisition of investments settled in common stock	$1,000,000	$—
Note payable issued to satisfy accrued consulting fees	$28,000	$—
Consulting fees paid in advance with common stock	$108,020	$—

The accompanying notes are an integral part of these consolidated financial statements.

F7

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

NOTE 1 - NATURE OF BUSINESS

NX Global, Inc., formerly known as National Energy Services Company, Inc. (“NX Global”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. NX Global and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001, pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 10,000,000 shares of common stock of NX Global, par value $0.001 in exchange for 100% of the issued and outstanding shares of NESNJ, which became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition. In September 2010, the Company changed its name to NX Global, Inc.

NX Global together with its subsidiaries (collectively the “Company”), are engaged in operating three divisions and various subsidiaries within each division either created by the Company or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

Renewable Energy Project Management will initially consist of project management and marketing of those services to solar/thermal, bio-fuels and waste to energy project owners. Current various joint ventures investments are being negotiated to enable the Company to get into the markets with signed projects. These projects will include bio-fuel from algae and from pyrolisis of tires, pyrolisis of municipal solid waste to energy, and combination operations of solar/thermal and animal waste pyrolisis.

The Renewable Energy Product Sales division will market to the end user products that reduce the energy cost to home and commercial building users to pennies on the dollars they previously spent and provide revenue for the company through sale of excess energy to the grid. Additional products will include lighting and water systems for commercial structures, some that had been marketed by the Company’s former New Jersey subsidiary.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

Except for the Internet Technologies Service and Training Division that became active in April, 2010, none of the divisions were active during the year ended October 31, 2010. The divisions were formed in February 2010, except for the Company’s wholly-owned subsidiary, Applied Concepts for Energy Corp. (“ACEC”), which was previously formed and had no operations through October 31, 2010.

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

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 13,000,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The shares in escrow were released on April 30, 2010. The Company did not declare any preferred stock dividends for the year ended October 31, 2010.

F8

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

In March 2010, the Company purchased 100% of the issued and outstanding stock of Nube, Inc. (“Nube”), formerly known as Global Green Resources, Inc. (“GGR”) for 6,000,000 restricted common shares with a stock value of $180,000. Nube’s assets consisted of its training software and contract and it had no liabilities. Nube provides training programs for green technologies such as cloud computing and data virtualization. Nube had no revenues until April 2010, at which time it started to recognize revenues from providing training activities. In November 2010, Global Green Resources, Inc. changed its name to Nube, Inc.

These consolidated financial statements reflect the sale of the Company’s New Jersey subsidiary (see Note 11 – Discontinued Operations and Sale of Subsidiary).

Going Concern

The Company incurred net losses from continuing operations for the years ended October 31, 2010 and 2009 and has working capital deficiencies and accumulated deficits as of October 31, 2010 and 2009. The Company also had negative cash flows from operations for the years ended October 31, 2010 and 2009. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flows from operations and to raise additional capital through the issuance of debt and/or equity securities. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or obtaining financing on terms acceptable to the Company.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nube and ACEC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company receives revenues according to agreements with its customers. Revenue is recognized when services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

F9

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and management’s judgment of collectability. The Company presently has written off all accounts receivable that are more than twelve months old and others that were not expected to be collected. At October 31, 2010, no allowance had been established.

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

The Company reviews investments for impairment annually, or more frequently if impairment indicators arise, and the investments are written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the investments. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the investments’ impairment test.

Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed, as it involves measuring the actual impairment to the investments.

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

On October 31, 2010, the Company recognized an impairment loss of $807,500 due to (1) the impairment of the construction management contract in the amount of $627,500 since the owner of the project was not able to obtain financing and (2) the impairment of training software and contract in the aggregate amount of $180,000 due to uncertainty of when, if at all, the Company will be able to recognize revenues from the intangibles.

F10

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“Topic 805”). Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

The following table shows the approximate number of common stock equivalents outstanding at October 31, 2010 and 2009 that could potentially dilute basic income per share, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at October 31,
	2010	2009
Warrants	1,000,000	1,000,000
Preferred stock – Series B	44,444,444	0
Convertible notes – other	29,653,336	0
Convertible note – related party	100,042,105	0

Total	175,139,885	1,000,000

Fair Value of Financial Instruments

The Company’s financial instruments are comprised of current assets, current liabilities and investments. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities approximate fair value due to their short term nature. The carrying amounts reported in the consolidated balance sheets for investments approximate fair value since the investments were acquired on October 29, 2010.

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

F11

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2010, the FASB issued a second exposure draft proposing expanded disclosures regarding loss contingencies. This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative information to be provided about those loss contingencies. The proposal will have no impact on our accounting for loss contingencies.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at October 31, 2010 and 2009:

	2010	2009
Office equipment	$—	$67,982
Furniture and fixtures	2,107	2,107
Leasehold improvements	—	2,900

	2,107	72,989
Accumulated Depreciation	(2,107)	(54,834)

Total	$—	$18,155

Depreciation expense was $5,477 and $10,592 for the years ended October 31, 2010 and 2009, which relates to the discontinued operations.

NOTE 4 - INVESTMENTS

As of October 31, 2010, investments consist of $500,000 of Preferred Series A Stock of ProTek Capital, Inc. (“ProTek”) and 4.95% of the intellectual property held by Propalms Ltd. also valued at $500,000, which were recorded at cost.

On September 2, 2010, the Company purchased Propalms International Ltd., a Nevada corporation, which was formed on August 24, 2010, (“Propalms International”) pursuant to a stock purchase agreement, dated August 31, 2010 (“Stock Purchase Agreement”), for 250,000,000 restricted common shares. Propalms International had no revenues and no liabilities and its asset consisted solely of an intangible asset, a worldwide marketing and sales agreement between Propalms Ltd, a UK corporation and Propalms International as of September 2, 2010. The Company and Propalms International agreed to a purchase price of $2.5 million, which is allocated entirely to Propalms International’s intangible asset.

F12

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

In completion of the closing of the Stock Purchase Agreement, the Company increased its authorized common stock to 950,000,000 shares from 150,000,000 shares after approval by a stockholder with a majority voting interest (50.1%) and issued 250,000,000 common shares as required.

On October 29, 2010, the Company terminated the Stock Purchase Agreement by mutual consent of all parties and returned the parties to their original condition, except for the distribution of 100,000,000 shares of the Company’s common stock that was delivered to ProTek and will not be returned. In exchange for those shares, the Company received 500,000 shares of Preferred Series A Stock of ProTek at $1.00 per share for 50,000,000 shares of the Company’s common stock and 4.95% of the intellectual property of Propalms Ltd. for 50,000,000 shares of the Company’s common stock also valued at $500,000.

In February 2011, the Board of Directors of the Company agreed to rescind the investment agreement with ProTek. Pursuant to the rescission, ProTek returned the 50,000,000 common shares to the Company and the Company returned the 500,000 shares of Preferred Series A Stock to ProTek.

NOTE 5 - NOTES PAYABLE-OTHER

The Company received the proceeds of two notes totaling $102,500 during the year ended October 31, 2009. In April 2010, one of the notes with a value of $22,500 was satisfied through the issuance of 1.5 million shares of the Company’s common stock. The remaining note has no stated terms and is due on demand.

Proceeds from three additional notes totaling $105,000 have been received during the year ended October 31, 2010. The notes bear interest at 8% per annum and are convertible into shares of common stock at a variable conversion price as defined in the agreements. The $50,000 note bore interest at 8% per annum and matured on October 25, 2010 (the “$50,000 Note”), the $40,000 note bore interest at 8% per annum and matured on December 22, 2010 (the “$40,000 Note”) and the $15,000 note bore interest at 9% per annum and matured on March 1, 2011 (the “$15,000 Note”). Pursuant to the agreements, both the $50,000 Note and $40,000 Note bear interest at 22% per annum if not satisfied at maturity.

During the year ended October 31, 2010, the Company converted $15,500 of the $50,000 Note into 4,305,555 shares of the Company’s common stock and during November 2010 and December 2010, the Company converted the remaining $34,500 principal of the $50,000 Note and related accrued interest of $2,000 into 24,365,080 shares of the Company’s common stock. During December 2010 and January 2011, the Company converted the principal of the $40,000 Note and related accrued interest of $1,600 into 35,787,878 shares of the Company’s common stock.

During the year ended October 31, 2010, the Company issued a $28,000, non-interest bearing note to settle accrued consulting fees (the “$28,000 Note”). The $28,000 Note matured on November 5, 2010 and is currently in default. As of maturity, the $28,000 Note bears interest at 5% per annum. On January 24, 2011, the Company converted $12,500 of the $28,000 Note into 12,500,000 shares of the Company’s common stock.

F13

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

Interest expense was $13,711 and $ 0 for the years ended October 31, 2010 and 2009. Notes payable – other consist of the following at:

	October 31, 2010	October 31, 2009
Cost	$213,000	$102,500
Less: Repayment	(15,500)	—
Less: Debt discount	(133,000)	—
Add: Amortization of debt discount	114,783	—

Total	$179,283	$102,500

Debt discount is amortized over the terms of the notes payable.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Charter Management, LLC (“Charter”) funded the operations of the Company with a credit facility. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of the Agreement entered into on January 21, 2010, the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction on the consolidated balance sheet to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2010, these parties are no longer affiliates of the Company due to the Agreement.

The convertible promissory note is non-interest bearing until maturity and is convertible into shares of the Company’s common stock at a variable conversion price as defined in the agreement. The note matured on January 21, 2011 and is currently in default. Pursuant to agreement, the note bears interest at 10% per annum if not satisfied at maturity. Notes payable – related parties consist of the following at:

	October 31 2010	October 31, 2009
Cost	$400,000	$1,339,558
Less: Debt discount	(400,000)	—
Add: Amortization of debt discount	276,692	—

Total	$276,692	$1,339,558

Debt discount is amortized over the term of the note payable.

NOTE 7 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes – other (see Note 5) and convertible promissory note – related party (see Note 6) represent derivatives. As such, the Company has recognized the amount of $1,101,171 as derivative liabilities at the time of issuance of the debt instruments, which are measured at their aggregate estimated fair value of $717,043, based on Level 2 inputs, at October 31, 2010.

F14

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions at October 31, 2010:

Fair market value of stock	$0.0076
Exercise price	$0.0033 to $0.0045
Dividend yield	0.00%
Risk free interest rate	0.12% to 0.14%
Expected volatility	52% to 427%
Expected life	0.01 to 0.33 years

NOTE 8 - SETTLEMENT PAYABLE

On August 4, 2009, PPL Spectrum Inc. (“PPL”) filed a complaint which alleged the Company failed to make payments due to PPL, and demanded damages in the amount of $435,745. NESNJ received a judgment in favor of PPL on October 14, 2009.

This judgment is against NESNJ, a New Jersey corporation that was a wholly-owned subsidiary until its sale in March 2010. The settlement liability was assumed by the buyer as part of the sale of the subsidiary and is included in the gain on sale of subsidiary during the year ended October 31, 2010.

NOTE 9 – INCOME TAXES

The components of the net deferred tax asset are as follows:

For the Years Ended October 31,	2010	2009
Net operating loss carry forwards	$1,907,000	$1,673,000
Impairment of intangibles	323,000	—

Total Deferred Tax Assets	2,230,000	1,673,000
Valuation allowance	(2,230,000)	(1,673,000)

Net Deferred Tax Assets	$—	$—

The valuation allowance increased approximately $557,000, and $81,000 during the years ended December 31, 2010 and 2009, respectively.

The Company has net operating loss carry forwards totaling approximately $4,768,000 at October 31, 2010 that will expire, if unused, in various years beginning 2022 through 2030. There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing its future tax liability. The execution of the Agreement (see Note 1) will limit the amount usable in any year of the Company’s net operating losses due to the change in control of the Company within the meaning of the tax laws.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

For the Years Ended October 31,	2010	2009
Federal statutory tax rate	34.0%	34.0%
State income taxes, net	6.0	6.0
Permanent items	6.1	(26.3)
Change in valuation allowance	(46.1)	(13.7)

Effective tax rate	0.0%	0.0%

F15

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of October 31, 2009 have been filed. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years after 2006. As of October 31, 2010, the Company does not have any uncertain tax positions. As a result, there are no unrecognized tax benefits as of October 31, 2010. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “noninterest expense” category within the consolidated statements of operations.

NOTE 10 - STOCKHOLDERS’ DEFICIT

During the year ended October 31, 2010, the following transactions occurred:

On March 12, 2010, the Company issued 5,000,000 shares of common stock, with a fair market value of $175,000 to an investor relations company for consulting services.

On March 18, 2010, the Company issued 7,900,000 shares of common stock with a fair market value of $118,500 for consulting services.

On April 6, 2010, the Company issued 2,500,000 shares of common stock with a fair market value of $50,000 for consulting services.

On April 15, 2010, the Company issued 6,000,000 shares of common stock for the purchase of Nube, formerly known as GGR with a fair market value of $180,000.

On April 26, 2010, the Company issued 3,500,000 shares of common stock with a fair market value of $42,500 of which $22,500 (1,500,000 shares) was for debt conversion and the remaining $20,000 (2,000,000 shares) for consulting services.

On August 30, 2010, the Company issued 3,500,000 shares of common stock with a fair market value of $35,000 for consulting services.

On September 8, 2010, the Company issued 10,800,000 shares of common stock for consulting services with a fair market value of $150,120.

On September 8, 2010, the Company issued 1,500,000 shares of common stock for cash proceeds of $3,333.

On September 3, 2010, the Company increased its authorized common stock to 950,000,000 shares from 150,000,000 shares after approval by a stockholder with a majority voting interest (50.1%) and on September 8, 2010, the Company issued 250,000,000 shares of common stock for an acquisition of a subsidiary. On October 30, 2010, the acquisition was rescinded and 150,000,000 of these shares were returned and the remainder used for the purchase of a 4.95% investment in intellectual property and 500,000 of ProTek Series A, preferred shares at $1.00 per share for an aggregate fair value of $1,000,000 (see Note 4).

In October 2010, the Company issued 4,305,555 shares of common stock with a fair market value of $15,500 for debt conversion (see Note 5).

On October 27, 2010, the Company issued 1,136,000 shares for the payment of interest with a fair market value of 7,952 (see Note 5).

On October 27, 2010, the Company issued 8,000,000 shares of common stock with a fair market value of $56,000, of which $14,000 was for consulting services and $42,000 was for director compensation.

F16

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

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

Warrants:

As of October 31, 2010, 2009 and 2008, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 1.7 years at October 31, 2010.

Stock Compensation Plans:

On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan.

On March 30, 2010, Company’s Board of Directors approved the 2010 Professional/Consultant Stock Compensation Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Company reserved 10,000,000 shares of common stock to be issued during the 2010 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2010 Plan. At October 31, 2010 all shares were issued under the 2010 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. At October 31, 2010, 1,158,703 shares remain available for issuance under the 2007 Plan.

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

F17

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

The discontinuance had the following effects:

	October 31, 2010	October 31, 2009
Assets
Current assets from discontinued operations:

Accounts receivable	$—	$71,954

Noncurrent assets from discontinued operations:
Property and equipment, net	—	18,155

Total assets of discontinued operations	$—	$90,109

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$—	$437,020
Accounts payable and other current liabilities	28,681	319,292

	$28,681	$756,312

Net liabilities of discontinued operations	$(28,681)	$(666,203)

	Years Ended October 31,
	2010	2009
Revenues	$236,719	$744,867
Cost and expenses	164,522	768,900

Income (loss) from discontinued operations	$72,197	$(24,033)

NOTE 12 - CONCENTRATION

One debtor, Technology Business Group, represented 100% of the total outstanding accounts receivable as of October 31, 2010. Two customers, Technology Business Group and VM Trainers represented 81% and 19%, respectively, of the training revenue during the year ended October 31, 2010. The Company had three customers that provided 100% of its revenue.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Consulting Contracts

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. As a result of the Company entering into a certain Stock Purchase Agreement, dated August 31, 2010 (see Note 4), all three consulting contracts were terminated. The three contracts were reinstated immediately following the rescission of the Stock Purchase Agreement in October 2010. At October 31, 2010, the future minimum payments required under these consulting contracts are $408,000 and $136,000 for the years ending October 31, 2011 and 2012, respectively.

Litigation

On December 17, 2009, Nutek International, Inc. filed for an injunction to enjoin an employee of NESNJ, a New Jersey corporation from continuing to provide services. The Company believes that the suit has no merit as the employee resigned from the Company on December 22, 2009.

The above litigation was the responsibility of NESNJ, which was assumed by the buyer as part of the sale of the subsidiary in March 2010 (see Notes 1 and 11).

F18

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

The Company is a party from time to time to various other legal actions that arise in the normal course of business. In the opinion of management, the resolution of these other matters will not have a material and adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit (the “Line of Credit”) to facilitate its business model. The Company will be able to draw down on the line of credit after a form S-1 Registration Statement is filed and becomes effective.

NOTE 14 - SUBSEQUENT EVENTS

Joint Ventures

In November, the Company’s subsidiary ACEC signed two joint venture agreements to further its business operations in algae production and the conversion of waste to energy. The agreements include terms for funding, the licensing of patented and non-patented production and manufacturing and growing technologies, site management and project development, site procurement plus other related items. The joint ventures will not begin operations until funding is in place for their furtherance.

In January 2011, the Company has received a letter committing the first $100,000,000 of financing for the proposed site near Portage Du Fort, Quebec, Canada. Negotiations are ongoing with the governmental agencies necessary to acquire permits and guarantees required to begin construction and operations. The site has recently been designated by the Pontiac MRC Quebec (“MRC”) as the region’s Environmental Industrial Park and the municipal waste collected throughout the region under the MRC must be delivered to the site for eco friendly disposal. This project is under review as a consortium of the MRC and the City of Gatineau, Quebec issued a qualifications request from the general business population within days of ACEC having signed a letter of intent to lease the property for this project in January 2011. The request for qualification requires several businesses from Quebec to be involved and significantly impairs the ability of ACEC or its joint venture partners from controlling its own destiny or operating the facility as it would like to maximize its potential economic impact.

Note Issuances

In November 2010, the Company issued an $8,000, non-interest bearing on demand promissory note.

In December 2010, the Company issued a $32,500 convertible promissory note that bears interest at 8% per annum and matures on September 6, 2011 (the “$32,500 Note”). The $32,500 Note may be converted into the Company’s common stock after 180 days at a conversion price of 55% of the market value of the common stock.

In January 2011, the Company issued a $28,975 convertible promissory note that bears interest at 8% per annum and matures on January 13, 2012 (the “$28,975 Note”). The $28,975 Note may be converted into the Company’s common stock at a conversion price of 85% of the market value of the common stock.

In February 2011, the Company issued a $25,000 convertible redeemable note that bears interest at 6% interest per annum and matures on February 1, 2013 (the “$25,000 Note”). The $25,000 Note may be converted into the Company’s common stock at 50% of the lowest bid price for four days, including the day of conversion and prior three days.

Stock Issuances

On November 23, 2010, the Company issued 2,150,000 common shares with a fair market value of $23,005 to pay for prepaid fees per an agreement with an investor. These fees are directly related to the utilization of the Line of Credit (see Note 13). The investor may hold up to 9.9% of the outstanding shares of the Company.

On November 23, 2010, the Company issued 1,500,000 common shares with a fair market value of $10,500 for consulting services.

On November 29, 2010, the Company issued 9,500,000 common shares with a fair market value of $101,650 for prepaid services per an agreement with an investor. These shares were returned on February 2, 2011.

F19

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OCTOBER 31, 2010 AND 2009

On January 26, 2011, the Company issued 11,200,000 common shares with a fair market value of $22,400 for consulting services.

On February 2, 2011, the Company issued 3,561,027 common shares with a fair market value of $38,103 for prepaid consulting services, which are directly related to the utilization of the Line of Credit (see Note 13). The investor may hold up to 9.9% of the outstanding shares of the Company.

On February 9, 2011, the Company issued 13,000,000 common shares to convert $12,064 of the principal of a $25,000 note payable and 12,000,000 common shares as collateral for future note conversions on a $30,000 note payable.

On February 18, 2011, the Company issued 12,500,000 common shares to convert $12,500, of the principal of a $25,000 note payable.

F20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NX Global Company, Inc.

By:	/s/ David F. LaFave
David F. LaFave, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 11, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David F. LaFave
David F. LaFave, Director,
Chief Executive Officer,

/s/ David F. LaFave
David F. LaFave, Director,
Chief Financial Officer,