Form 10-Q
period 2011-01-31
NX Global, Inc
filed 2011-03-22
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-50089

NX GLOBAL, INC.

(Name of Registrant in its Charter)

Nevada	52-2082372
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

16238 F-108 Ranch Road, Austin, TX 78717

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (877) 249-9089

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

As of March 21, 2011 there were 264,916,386 shares of the Registrant’s Common stock, $0.001 par value per share, outstanding.

NX GLOBAL, INC.

FORM 10-Q QUARTERLY REPORT

January 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2011	October 31, 2010
ASSETS

Current Assets:

Cash	$6,447	$242
Accounts receivable	11,723	15,575
Prepaid expenses and other current assets	65,062	72,856
Prepaid commitment fees	61,108	—

Total current assets	144,340	88,673
Investments	1,000,000	1,000,000

TOTAL ASSETS	$1,144,340	$1,088,673

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - other	$116,748	$179,283
Note payable - related party	400,000	276,692
Derivative liability	102,525	717,043
Accounts payable and accrued expenses	374,742	277,592

TOTAL CURRENT LIABILITIES	994,015	1,450,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at January 31, 2011 and October 31, 2010	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding at January 31, 2011 and October 31, 2010	10	10
Common stock, $.001 par value; 950,000,000 shares authorized; 277,416,386 and 186,352,401 shares issued and outstanding at January 31, 2011 and October 31, 2010	277,416	186,352
Additional paid-in capital	6,175,804	6,076,660
Accumulated deficit	(6,302,905)	(6,624,959)

Total Stockholders’ Equity (Deficit)	150,325	(361,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,144,340	$1,088,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,
	2011		2010

REVENUES
Training revenue		$32,201		$—

OPERATING EXPENSES

General and administrative expenses		236,865		89,463

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(204,664)		(89,463)

OTHER INCOME (EXPENSES)
Gain on derivative instruments		675,993		—
Interest expense		(149,275)		(161)

		526,718		(161)

INCOME (LOSS) FROM CONTINUING OPERATIONS		322,054		(89,624)

INCOME FROM DISCONTINUED OPERATIONS		—		76,672

NET INCOME (LOSS)		$322,054		$(12,952)

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$	*
FROM DISCONTINUED OPERATIONS		*		*

NET INCOME (LOSS)	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		225,386,411		32,210,846
COMMON STOCK EQUIVALENTS		506,265,339		—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		731,651,750		32,210,846

*	Less than $0.005 or $(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$322,054	$(12,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	2,334
Common stock issued for services	10,500	—
Gain on derivative instruments	(675,993)	—
Amortization of debt discount	147,773	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	3,852	63,059
(Increase) decrease in prepaid expenses and other current assets	35,794	22,605
Increase (decrease) in accounts payable and accrued expenses	100,750	(22,972)

Net cash provided by (used in) operating activities	(55,270)	54,646

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	61,475	—
Proceeds from notes payable - related parties	—	7,760

Net cash provided by financing activities	61,475	7,760

NET INCREASE IN CASH	6,205	62,406
CASH - BEGINNING OF PERIOD	242	4,724

CASH - END OF PERIOD	$6,447	$67,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$—	$161

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Repayment of notes payable with common stock	$87,000	$—
Repayment of accrued interest with common stock	$3,600	$—
Debt discount on issuance of notes payable - other	$61,475	$—
Consulting fees paid in advance with common stock	$28,000	$—
Prepaid commitment fees satisfied in common stock	$61,108	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

NX Global, Inc. (“NX Global”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. NX Global and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001, pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 10,000,000 shares of common stock of NX Global, par value $0.001 in exchange for 100% of the issued and outstanding shares of NESNJ, which became a wholly-owned subsidiary of NX Global. For accounting purposes, the transaction was accounted for as a reverse acquisition. In September 2010, the company changed its name to NX Global, Inc. from National Energy Services Company, Inc.

NX Global together with its subsidiaries ( the “Company”, “we”, “us”, or, “our”), are engaged in operating three divisions and various subsidiaries within each division either created by the Company or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

Renewable Energy Project Management will initially consist of project management and marketing of those services to algae growing facilities, bio-fuels and waste to energy project owners. These projects include bio-fuel from algae and from pyrolisis of tires, and pyrolisis of municipal solid waste to energy. Currently, various joint ventures and investments are being negotiated to enable the Company to get into the markets with signed projects.

The Renewable Energy Product Sales division will market products produced from the other divisions to recyclers and other businesses seeking to improve their eco-friendly foot print.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services plus green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

Except for the Green Internet Technologies Service and Training Division that became active in April, 2010, none of the divisions were active during the three months ended January 31, 2011 and 2010. Applied Concepts for Energy Corp. (“ACEC”), which was previously formed, had no operations during the three months ended January 31, 2011 and 2010.

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

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 13,000,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The shares in escrow were released on April 30, 2010. The Company did not declare any preferred stock dividends during the three months ended January 31, 2011 and 2010.

In March 2010, the Company purchased Nube, Inc. (“Nube”) for 6,000,000 restricted common shares with a stock value of $180,000. Nube’s assets consisted of its training software and contract and it had no liabilities. Nube provides training programs for green technologies such as cloud computing and data virtualization. At October 31, 2010, The Company recognized an impairment loss of $180,000 related to these assets. Nube had no revenues until April 2010, at which time it started to recognize revenues from providing training classes. In November 2010, Global Green resources, Inc changed its name to Nube, Inc.

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

These unaudited condensed consolidated financial statements reflect the sale of the Company’s New Jersey subsidiary (see Note 8 – Discontinued Operations and Sale of Subsidiary) for the three months ended January 31, 2010.

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the October 31, 2010 audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. The October 31, 2010 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended January 31, 2011, are not necessarily indicative of the results for the full fiscal year ending October 31, 2011 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Going Concern

The Company incurred net losses from continuing operations before other income (expenses) for the three months ended January 31, 2011 and 2010 and had working capital deficiencies and accumulated deficits as of January 31, 2011 and October 31, 2010. The Company also had negative cash flows from operations for the three months ended January 31, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nube and ACEC. All significant inter-company accounts and transaction have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenues when services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. When needed, an allowance for doubtful accounts is recorded based on information on the collectability of specific accounts. Accounts are considered past due or delinquent based on contractual terms, how recently payments have been received and management’s judgment of collectability. At January 31, 2011, no allowance had been established.

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

Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step has been performed.

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

The following table shows the approximate number of common stock equivalents outstanding at January 31, 2011 and 2010 that could potentially dilute basic income per share, but were not included in the calculation of diluted loss per share for the three months ended January 31, 2010, because their inclusion would have been anti-dilutive.

	Outstanding at January 31,
	2011	2010
Warrants	1,000,000	1,000,000
Preferred stock – Series B	153,846,154	—
Convertible notes – other	65,142,262	—
Convertible note – related party	286,276,923	—

Total	506,265,339	1,000,000

Fair Value of Financial Instruments

The Company’s financial instruments are comprised of current assets, current liabilities and investments. The carrying amounts reported in the unaudited condensed consolidated balance sheets for current assets and current liabilities approximate fair value due to their short term nature. The carrying amounts reported in the unaudited condensed consolidated balance sheets for investments approximate fair value since the investments were acquired on October 29, 2010.

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

NOTE 3 - INVESTMENTS

As of January 31, 2011 and October 31, 2010, investments consist of $500,000 of Preferred Series A Stock of ProTek Capital, Inc. (“ProTek”) and 4.95% of the intellectual property held by Propalms Ltd. also valued at $500,000, which were recorded at cost.

On September 2, 2010, the Company purchased Propalms International Ltd., a Nevada corporation, which was formed on August 24, 2010, (“Propalms International”) pursuant to a stock purchase agreement, dated August 31, 2010 (“Stock Purchase Agreement”), for 250,000,000 restricted common shares. Propalms International had no revenues and no liabilities and its asset consisted solely of an intangible asset, a worldwide marketing and sales agreement between Propalms Ltd, a UK corporation and Propalms International as of September 2, 2010. The Company and Propalms International agreed to a purchase price of $2.5 million, which was allocated entirely to Propalms International’s intangible asset.

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

NOTE 4 - NOTES PAYABLE - OTHER

The Company received the proceeds of two notes totaling $61,475 during the three months ended January 31, 2011. The notes bear interest at 8% per annum and are convertible into shares of common stock at a variable conversion price as defined in the agreements. The note with a principal value of $32,500 matures on September 6, 2011 and the note with the principal value of $28,975 matures on January 13, 2012.

Proceeds from three additional notes totaling $105,000 were received during the year ended October 31, 2010. These notes bear interest at 8% per annum and are convertible into shares of common stock at a variable conversion price as defined in the agreements. The $50,000 note bore interest at 8% per annum and matured on October 25, 2010 (the “$50,000 Note”), the $40,000 note bore interest at 8% per annum and matured on December 22, 2010 (the “$40,000 Note”) and the $15,000 note bore interest at 9% per annum and matured on March 1, 2011 (the “$15,000 Note”), which is in default as of March 2, 2011.

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

The Company received proceeds of two notes totaling $102,500 during the year ended October 31, 2009. In April 2010, one of the notes with a value of $22,500 was satisfied through the issuance of 1.5 million shares of the Company’s common stock. The remaining note has no stated terms and is due on demand.

Interest expense was $297 and $0 for the three months ended January 31, 2011 and 2010. Notes payable – other consist of the following at:

	January 31, 2011	October 31, 2010
Cost	$258,975	$213,000
Less: Repayment / Conversion into common stock	(87,000)	(15,500)
Less: Debt discount	(144,475)	(133,000)
Add: Accumulated amortization of debt discount	89,248	114,783

Total	$116,748	$179,283

Debt discount is amortized over the terms of the notes payable. During the three months ended January 31, 2011, the amortization of debt discount on notes payable - other was $24,465.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

Charter Management, LLC (“Charter”) previously funded the operations of the Company with a credit facility through January 2010. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of the Agreement entered into on January 21, 2010, the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2010, these parties are no longer affiliates of the Company due to the Agreement.

The convertible promissory note was non-interest bearing until maturity and is convertible into shares of the Company’s common stock at a variable conversion price as defined in the agreement. The note matured on January 21, 2011 and is currently in default. Pursuant to agreement, the note bears interest at 10% per annum if not satisfied at maturity. During the three months ended January 31, 2011 and 2010, interest expense on the note was $1,205 and $0, respectively. Notes payable – related parties consist of the following at:

	January 31 2011	October 31, 2010
Cost	$400,000	$400,000
Less: Debt discount	(400,000)	(400,000)
Add: Amortization of debt discount	400,000	276,692

Total	$400,000	$276,692

Debt discount was amortized over the term of the note payable. During the three months ended January 31, 2011, amortization of debt discount on the note payable was $123,308.

NOTE 6 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes – other (see Note 4) and convertible promissory note – related party (see Note 5) represent derivatives. As such, the Company has recognized the amount of $1,008,917 as derivative liabilities at the time of issuance of the debt instruments, and are measured at their estimated fair value of $102,525 at January 31, 2011.

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions (level 2 inputs) at January 31, 2011:

Fair market value of stock	$0.0022
Exercise price	$0.0012 to $0.0020
Dividend yield	0.00%
Risk free interest rate	0.15% to 0.26%
Expected volatility	371% to 448%
Expected life	0.08 to 0.95 years

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock:

As of January 31, 2011, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock.

The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010 to authorize 10,000 shares of Series B Cumulative Convertible Preferred Stock, at a par value of $0.001. The Series B Convertible Preferred Stock represents a 50.1% voting interest regardless of the common shares outstanding. As of January 31, 2011 and 2010, the Company had 10,000 shares of the Series B Cumulative Convertible Preferred Stock issued and outstanding. The Company did not declare any preferred stock dividends during the three months ended January 31, 2011 and 2010.

Common Stock:

During the three months ended January 31, 2011, the following transactions occurred:

On November 23, 2010, the Company issued 2,150,000 common shares with a fair market value of $23,005 to pay for prepaid commitment fees per an agreement with an investor. These fees are directly related to the utilization of the Line of Credit (as defined in Note 10). The investor may hold up to 9.9% of the outstanding shares of the Company.

On November 23, 2010, the Company issued 1,500,000 common shares with a fair market value of $10,500 for consulting services.

During November, 2010, the Company issued 13,809,524 common shares for the conversion of $20,000 of notes payable.

On November 29, 2010, the Company issued 9,500,000 common shares with a fair market value of $101,650 for prepaid commitment fees per an agreement with an investor. These shares were returned in January 2011.

During December, 2010, the Company issued 18,888,889 common shares to convert $24,500 of notes payable and $2,000 of related accrued interest.

During January, 2011, the Company issued 39,954,545 common shares to convert $42,500 of notes payable and $1,600 of related accrued interest.

On January 21, 2011 the Company issued 3,561,027 common shares with a fair market value of $38,103 for prepaid commitment fees, which are directly related to the utilization of the Line of Credit (as defined in Note 10). The investor may hold up to 9.9% of the outstanding shares of the Company.

On January 26, 2011, the Company issued 11,200,000 common shares with a fair market value of $28,000 for consulting services.

Warrants:

As of January 31, 2011 and 2010, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 1.4 years at January 31, 2011.

Stock Compensation Plans:

On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. At January 31, 2011, 11,200,000 shares of common stock had been issued under the 2011 Plan.

On March 30, 2010, Company’s Board of Directors approved the 2010 Professional/Consultant Stock Compensation Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Company reserved 10,000,000 shares of common stock to be issued during the 2010 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2010 Plan. At January 31, 2011, all shares were issued under the 2010 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. At January 31, 2011, 1,158,703 shares remain available for issuance under the 2007 Plan.

NOTE 8 - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARY

In January 2010, the Company discontinued sales of its ozone laundry equipment business and all warranty, supply and repair services associated with it (“Ozone division”) and in March 2010 the Company sold its New Jersey subsidiary and realized a gain of $683,804. The New Jersey subsidiary was sold for cash proceeds of $10 and the assumption of all the Company’s liabilities, net of property and equipment. The Company has classified these operations as discontinued operations for the current and prior periods reported.

The discontinuance had the following effects:

	January 31, 2011	October 31, 2010

Liabilities
Current liabilities of discontinued operations:
Accounts payable and other current liabilities	$28,681	$28,681

	Three Months Ended January 31,
	2011	2010
Revenues	$—	$236,719

Cost and expenses	—	160,047

Income from discontinued operations	$—	$76,672

NOTE 9 - CONCENTRATION

One debtor, Technology Business Group, represented 100% of the total outstanding accounts receivable as of January 31, 2011 and 100% of the training revenue was earned from one customer, Technology Business Group during the three months ended January 31, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Contracts

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. As a result of the Company entering into a certain Stock Purchase Agreement, dated August 31, 2010 (see Note 3), all three consulting contracts were terminated. The three contracts were reinstated immediately following the rescission of the Stock Purchase Agreement in October 2010. At January 31, 2011, the future minimum payments required under these consulting contracts are $408,000 and $34,000 for the years ending January 31, 2012 and 2013, respectively.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit (the “Line of Credit”) to facilitate its business model. The Company will be able to draw down on the line of credit after a form S-1 Registration Statement is filed and becomes effective. During the three months ended January 31, 2011, the Company issued stock with a fair market value of $61,108 to partially satisfy its commitment fee obligation of $150,000 in connection with the Line of Credit. The agreement does not allow the provider of the Line of Credit to hold more than 9.9% of the company’s common stock outstanding at anytime.

NOTE 11 - SUBSEQUENT EVENTS

Note Issuances

On February 3, 2011, the Company issued a $25,000 convertible redeemable note that bears interest at 6% interest per annum and matures on February 1, 2013 (the “$25,000 Note”). The $25,000 Note may be converted into the Company’s common stock at 50% of the lowest bid price for four days, including the day of conversion and prior three days.

On February 3, 2011, the Company issued a $28,000 convertible redeemable note that bears interest at 6% interest per annum and matures on February 1, 2013 (the “2nd $28,000 Note”). The 2nd $28,000 Note may be converted into the Company’s common stock at 50% of the lowest bid price for four days, including the day of conversion and prior three days.

On February 9, 2011, the Company issued a $22,000 non-interest bearing promissory note, which is due on demand, but no later than August 9, 2011. Subsequent to August 9, 2011 the note will bear interest at a rate of 8% per annum. The note may be converted into the Company’s common stock at the average bid price for ten days prior to the conversion at a minimum conversion price of $0.001. The discount may be applied at the time of the conversion through negotiations of the parties.

On February 16, 2011, the Company issued a $28,750 convertible promissory note that bears interest at 8% interest per annum and matures on February 16, 2012. The note may be converted into the Company’s common stock at 85% of the average of the lowest five bid prices for ten days prior to the conversion.

On February 24, 2011, the Company issued an $18,000 non-interest bearing promissory note, which is due on demand, but no later than August 24, 2011. Subsequent to August 24, 2011, the note will bear interest at a rate of 8% per annum. The note may be converted into the Company’s common stock at the average bid price for ten days prior to the conversion at a minimum conversion price of $0.001. The discount may be applied at the time of the conversion through negotiations of the parties.

On February 24, 2011, the Company issued a $25,000 non-interest bearing promissory note, which is due on demand, but no later than August 24, 2011. Subsequent to August 24, 2011 the note will bear interest at a rate of 8% per annum. The note may be converted into the Company’s common stock at the average bid price for ten days prior to the conversion at a minimum conversion price of $0.001. The discount may be applied at the time of the conversion through negotiations of the parties.

Stock Issuances

On February 3, 2011, the Company issued 12,000,000 common shares into an escrow account as collateral for future note conversions on the $25,000 Note and the 2nd $28,000 Note. During February and March 2011, the 12,000,000 shares in escrow were used to redeem the principal amounts of these notes.

On February 9, 2011, the Company issued 13,000,000 common shares to convert $13,000 of the principal of the $28,000 Note.

On February 18, 2011, the Company issued 12,500,000 common shares to convert $12,500, of the principal of a note payable.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

NX Global, Inc., together with its subsidiaries (collectively the “Company”, “we”, “us” or “our”) incurred net losses from continuing operations before other income (expenses) for the three months ended January 31, 2011 and 2010 and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the three months ended January 31, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The Company had $32,201 in revenue for the three months ended January 31, 2011 and no revenue for this period in 2010. Nube, Inc. (“Nube”) commenced its training classes in May 2010.

Operating expenses for the three months ended January 31, 2011 totaled $236,865, an increase of $147,402 compared to the three months ended January 31, 2010. Management increased expenses to pay for an awareness campaign for the changes in the Company to help support the value of the common stock. We also hired consultants to seek out acquisitions and provide accounting, legal and business management services.

Interest expense for the three months ended January 31, 2011 was $149,275, compared to $161 in the three months ended January 31, 2010. Interest expense has primarily increased as a result of the amortization of the debt discount on the notes payable of approximately $147,773 during the three months ended January 31, 2011. Management also expects that interest expense will continue to increase as additional borrowings are received.

The Company recognized a gain on its derivative instruments of $675,993 during the three months ended January 31, 2011 related to the convertible promissory notes issued during the three months ended January 31, 2011 and the year ended October 31, 2010.

Liquidity and Capital Resources

During the years prior to October 31, 2010, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source ceased in January 2010 and current management is seeking new sources of credit and equity financing. During the three months ended January 31, 2011, the Company raised approximately $61,000 through the issuance of notes payable and debentures and additional cash proceeds of approximately $111,000 from the issuance of notes payable and debentures during February and March 2011

The Company’s working capital deficit decreased by $512,262 during the three months ended January 31, 2011, primarily as a result of the gain on derivative instruments of approximately $676,000. The Company’s working capital deficit was $849,675 at January 31, 2011. The Company has no liquidity and working capital is severely strained, as credit lines have been fully utilized. Our working capital deficit is primarily a result of the change in and development of a new core business strategy. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

There has been no changes to our critical accounting policies during the three months ended January 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2010.

Impact of Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

NX Global, Inc.

By:	/S/ David F. LaFave
David F LaFave, Director and Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on March 22, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ David F. LaFave
David F LaFave, Director and
Chief Executive Officer

/S/ David F LaFave
David F LaFave,
Chief Financial Officer