Form 10-Q
period 2011-04-30
NX Global, Inc
filed 2011-06-13
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Issuer’s Telephone Number: (512) 354-7840

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

As of June 9, 2011 there were 785,602,553 shares of the Registrant’s Common stock, $0.001 par value per share, outstanding.

NX GLOBAL, INC.

FORM 10-Q QUARTERLY REPORT

April 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2011	October 31, 2010
ASSETS

Current Assets:

Cash	$1,978	$242
Accounts receivable	14,983	15,575
Prepaid expenses and other current assets	42,700	72,856

Total current assets	59,661	88,673

Investments	500,000	1,000,000

TOTAL ASSETS	$559,661	$1,088,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - other	$181,830	$179,283
Note payable - related party	392,500	276,692
Derivative liability	229,596	717,043
Accounts payable and accrued expenses	360,093	277,592

TOTAL CURRENT LIABILITIES	1,164,019	1,450,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at April 30, 2011 and October 31, 2010	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding at April 30, 2011 and October 31, 2010	10	10
Common stock, $.001 par value; 950,000,000 shares authorized; 437,503,760 and 186,352,401 shares issued and outstanding at April 30, 2011 and October 31, 2010	437,504	186,352
Additional paid-in capital	5,696,108	6,076,660
Accumulated deficit	(6,737,980)	(6,624,959)

Total Stockholders’ Deficit	(604,358)	(361,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$559,661	$1,088,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,
	2011		2010

REVENUES
Training revenue		$34,528		$—

OPERATING EXPENSES
General and administrative expenses		233,807		487,416

(LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(199,279)		(487,416)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiary		—		683,804
(Loss) on derivative instruments		(39,988)		(43,563)
Interest expense		(195,807)		(22,590)

		(235,795)		617,651

INCOME (LOSS) FROM CONTINUING OPERATIONS		(435,074)		130,235

(LOSS) FROM DISCONTINUED OPERATIONS		—		(5,011)

NET INCOME (LOSS)		$(435,074)		$125,224

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$	*
FROM DISCONTINUED OPERATIONS		—		*

NET INCOME (LOSS)	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		355,538,579		40,902,981
COMMON STOCK EQUIVALENTS		2,375,245,237		56,491,954

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		2,730,783,816		97,394,935

*	Less than $0.005 or $(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended April 30,
	2011		2010

REVENUES
Training revenue		$66,728		$—

OPERATING EXPENSES
General and administrative expenses		470,672		628,239

(LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(403,944)		(628,239)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiary		—		683,804
Gain (loss) on derivative instruments		636,005		(43,563)
Interest expense		(345,082)		(29,186)

		290,923		611,055

(LOSS) FROM CONTINUING OPERATIONS		(113,021)		(17,184)

INCOME FROM DISCONTINUED OPERATIONS		—		129,457

NET INCOME (LOSS)		$(113,021)		$112,273

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$	*
FROM DISCONTINUED OPERATIONS		—		*

NET INCOME (LOSS)	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC		291,951,841		36,484,879
COMMON STOCK EQUIVALENTS		2,375,245,237		56,491,954

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED		2,667,197,078		92,976,833

*	Less than $0.005 or $(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) operating activities	$(253,822)	$(45,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	—	10

Net cash provided by investing activities	—	10

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	255,558	90,000
Principal payments on notes payable - related parties	—	(57,000)
Proceeds from notes payable - related parties	—	7,760

Net cash provided by financing activities	255,558	40,760

NET INCREASE (DECREASE) IN CASH	1,736	(4,298)
CASH - BEGINNING OF PERIOD	242	4,724

CASH - END OF PERIOD	$1,978	$426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$—	$2,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the October 31, 2010, audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. The October 31, 2010, consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and six months ended April 30, 2011, are not necessarily indicative of the results for the full fiscal year ending October 31, 2011 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Going Concern

The Company incurred net losses from continuing operations before other income (expenses) for the three and six months ended April 30, 2011 and 2010, and had working capital deficiencies and accumulated deficits as of April 30, 2011, and October 31, 2010. The Company also had negative cash flows from operations for the three months and six ended April 30, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversion of convertible debt and preferred stock. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for these periods.

The following table shows the approximate number of common stock equivalents outstanding at April 30, 2011 and 2010, that could potentially dilute basic income per share.

	Outstanding at April 30,
	2011	2010
Warrants	1,000,000	1,000,000
Preferred stock – Series B	571,428,571	20,000,000
Convertible notes – other	769,616,666	7,758,621
Convertible note – related party	1,033,200,000	27,733,333

Total	2,375,245,237	56,491,954

The potential issuable common shares at April 30, 2011, when added to the outstanding common shares at April 30, 2011, exceed the current authorized capital of the Company.

Derivative Instruments

The Company has outstanding convertible debt instruments that contain derivative features. The Company accounts for these derivatives in accordance with FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded as a separate component of other income (expenses).

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 2 - INVESTMENTS

As of April 30, 2011 and October 31, 2010, investments consist of 4.95% of the intellectual property held by Propalms Ltd. valued at $500,000 and $500,000 of Preferred Series A Stock of ProTek Capital, Inc. (“ProTek”) plus 4.95% of the intellectual property held by Propalms Ltd. also valued at $500,000, which were recorded at cost, respectively.

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

NOTE 3 - NOTES PAYABLE - OTHER

At October 31, 2010, the Company had an aggregate of $197,500 of principal balance in notes payable outstanding at interest rates ranging from 5% to 10% per annum which are convertible into shares of common stock at variable conversion prices as defined in the agreements.

The notes were due as follows: $182,500 on demand and $15,000 due during March 2011.

The Company received the proceeds of notes totaling $255,558 during the six months ended April 30, 2011. The notes bear interest at 6% to 12% per annum and are convertible into shares of common stock at variable conversion prices as defined in the agreements.

The notes are due as follows: $107,000 on demand, $32,500 due in September 2011, $82,725 due during the year ended October 31, 2012, and $33,333 due during the year ended October 31, 2013.

During the six months ended April 30, 2011, the Company converted an aggregate of $171,000 of the principal balance of these notes and $3,600 of accrued interest into 233,866,302 shares of common stock.

Interest expense was $3,724 and $4,476 for the three and six months ended April 30, 2011, compared to $0 for the same periods in 2010. Notes payable – other consist of the following at:

	April 30, 2011	October 31, 2010
Cost	$336,726	$213,000
Less: Repayment by conversion into common stock	(171,000)	(15,500)
Less: Debt discount	(107,727)	(133,000)
Add: Accumulated amortization of debt discount	123,831	114,783

Total	$181,830	$179,283

Debt discount is amortized over the terms of the notes payable. During the six months ended April 30, 2011, the amortization of debt discount on notes payable - other was $59,345.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

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

The convertible promissory note was non-interest bearing until maturity and is convertible into shares of the Company’s common stock at a variable conversion price as defined in the agreement. The note matured on January 21, 2011, and is currently in default. Pursuant to agreement, the note bears interest at 10% per annum if not satisfied at maturity. During the six months ended April 30, 2011 and 2010, interest expense on the note was $11,205 and $0, respectively. Notes payable – related parties consist of the following at:

	April 30, 2011	October 31, 2010
Cost	$392,500	$400,000
Less: Debt discount	(400,000)	(400,000)
Add: Amortization of debt discount	400,000	276,692

Total	$392,500	$276,692

Debt discount was amortized over the term of the note payable. During the six months ended April 30, 2011, amortization of debt discount on the note payable was $123,308.

NOTE 5 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes – other (see Notes 3) and convertible promissory note – related party (see Note 4) represent derivatives. As such, the Company has recognized the amount of $1,432,966 as derivative liabilities at the time of issuance of the debt instruments. These derivative liabilities are measured at their estimated fair value of $229,526 at April 30, 2011.

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions (level 2 inputs) at April 30, 2011:

Fair market value of stock	$0.0006
Exercise price	$0.0005 to $0.00025
Dividend yield	0.00%
Risk free interest rate	0.15% to 0.26%
Expected volatility	284% to 405%
Expected life	0.35 to 1.76 years

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Preferred Stock:

As of April 30, 2011, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock.

The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010, to authorize 10,000 shares of Series B Cumulative Convertible Preferred Stock, at a par value of $0.001. The Series B Convertible Preferred Stock represents a 50.1% voting interest regardless of the common shares outstanding. As of April 30, 2011 and 2010, the Company had 10,000 shares of the Series B Cumulative Convertible Preferred Stock issued and outstanding. The Company did not declare any preferred stock dividends during the periods ended April 30, 2011 and 2010.

Common Stock:

During the six months ended April 30, 2011, the following transactions occurred:

During the six months ended April 30, 2011, the Company issued an aggregate of 13,785,057 common shares with a fair value of $147,500 to pay for commitment fees per an agreement with an investor. These fees are directly related to the utilization of the Line of Credit (as defined in Note 8). The investor may hold up to 9.9% of the outstanding shares of the Company.

During the six months ended April 30, 2011, the Company issued an aggregate of 25,200,000 shares of common stock for services. The shares were valued at their fair value which approximated the trading price of the shares on the date of the agreements of $48,500.

During the six months ended April 30, 2011, the Company converted an aggregate of $171,000 of the principal balance of convertible notes and $3,600 of accrued interest into 233,866,302 shares of common stock.

During the six months ended April 30, 2011, the Company issued an aggregate of 28,300,000 shares of common stock to be held as collateral on convertible debt aggregating $53,000.

In February 2011, the Board of Directors of the Company agreed to rescind the investment agreement with ProTek. Pursuant to the rescission, ProTek returned the 50,000,000 common shares with a value of $500,000 to the Company (see Note 2).

Warrants:

As of April 30, 2011 and 2010, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 1.1 years at April 30, 2011.

Stock Compensation Plans:

On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. At April 30, 2011, 11,200,000 shares of common stock had been issued under the 2011 Plan.

On March 30, 2010, Company’s Board of Directors approved the 2010 Professional/Consultant Stock Compensation Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Company reserved 10,000,000 shares of common stock to be issued during the 2010 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2010 Plan. At April 30, 2011, all shares were issued under the 2010 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. At April 30, 2011, 1,158,703 shares remain available for issuance under the 2007 Plan.

NOTE 7 - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARY

In January 2010, the Company discontinued sales of its ozone laundry equipment business and all warranty, supply and repair services associated with it (“Ozone division”) and in March 2010 the Company sold its New Jersey subsidiary and realized a gain of $683,804. The New Jersey subsidiary was sold for cash proceeds of $10 and the assumption of all the Company’s liabilities, net of property and equipment. The Company has classified these operations as discontinued operations for the prior periods reported.

The discontinuance had the following effects:

April 30, 2010
(Unaudited)
Assets
Current assets from discontinued operations:
Accounts receivable	$6,704

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$—
Accounts payable and other current liabilities	23,885

$23,885

Net liabilities of discontinued operations	$(17,181)

	Three and Six Months Ended April 30,
	2010	2010
Revenues	$437	$235,789

Cost and expenses	5,448	106,332

Income (loss) from discontinued operations	$(5,011)	$129,457

NOTE 7 - CONCENTRATION

One debtor, Technology Business Group, represented 100% of the total outstanding accounts receivable as of April 30, 2011 and 100% of the training revenue was earned from one customer, Technology Business Group during the six months ended April 30, 2011.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Contracts

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. As a result of the Company entering into a certain Stock Purchase Agreement, dated August 31, 2010 (see Note 3), all three consulting contracts were terminated. The three contracts were reinstated immediately following the rescission of the Stock Purchase Agreement in October 2010. At April 30, 2011, the future minimum payments required under these consulting contracts are $306,000 and $34,000 for the years ending January 31, 2012 and 2013, respectively.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit (the “Line of Credit”) to facilitate its business model. The Company will be able to draw down on the line of credit after a form S-1 Registration Statement is filed and becomes effective. During the six months ended April 30, 2011, the Company issued stock with a fair market value of $147,500 to partially satisfy its commitment fee obligation of $150,000 in connection with the Line of Credit. The agreement does not allow the provider of the Line of Credit to hold more than 9.9% of the company’s common stock outstanding at anytime.

NOTE 9 - SUBSEQUENT EVENTS

Note Issuances

On May 12, 2011, the Company issued a $20,000 convertible redeemable note that bears interest at 8% interest per annum and is due on demand but not later than November 12, 2011 (the “$20,000 Note”). The $20,000 Note may be converted into the Company’s common stock at 50% of the lowest bid price for four days, including the day of conversion and prior three days.

Stock Issuances

On May 4, 2011, the Company issued 20,000,000 common shares to convert $3,000 of the principal of a $30,000 Note. The Company also issued 15,500 common shares as collateral for a $25,000 Note

On May 19, 2011, the Company issued 17,000,000 common shares to convert $4,250, of the principal of a note payable.

On May 23, 2011, the Company issued 21,428,571 common shares to convert $3,000, of the principal of a note payable.

On May 24, 2011, the Company issued 25,000,000 common shares to convert $7,500 of the principal of a $25,000 Note and 51,000,000 common shares for the conversion of $13,000 of a $15,000 Note.

On May 25, 2011, the Company issued 35,000,000 common shares to convert $10,000, of the principal of a note payable.

On May 27, 2011, the Company issued 27,000,000 common shares as collateral for a note payable.

On June 3, 2011, the Company issued 30,000,000 common shares as collateral for a note payable.

On June 7, 2011, the Company issued 12,000,000 common shares to convert $3,000, of the principal of a note payable.

On June 8, 2011, the Company issued 77,222,222 common shares to convert $19,000, of the principal of notes payable.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

NX Global, Inc. together with its subsidiaries (collectively the “Company”, “we”, “us” or “our”) incurred net losses from continuing operations before other income (expenses) for the three and six months ended April 30, 2011 and 2010, and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the three and six months ended April 30, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The Company had $34,528 and $66,728 in revenue for the three and six months ended April 30, 2011, and no revenue for this period in 2010. Nube, Inc. (“Nube”) commenced its training classes in May 2010.

Operating expenses for the three and six months ended April 30, 2011, were $233,807 and $470,672 compared to $487,416 and $628,329 for the comparable prior periods. Management decreased expenses by reducing cost of investor relations and public relations by $185,914. This reduction was offset by a small increase in General and Administrative Expenses.

Interest expense for the three and six months ended April 30, 2011 was $195,807 and $345,082, compared to $22,590 and $29,186 in the three and six months ended April 30, 2010. Interest expense has primarily increased as a result of the amortization of the debt discount on the notes payable and the commitment fee paid to secure a line of credit. Management also expects that interest expense will continue to increase as additional borrowings are received.

The Company recognized gains (losses) on its derivative instruments of $(39,988) and $636,005 during the three and six months ended April 30, 2011, compared to $(43,563) and $(43,563) for the three and six months ended April 30, 2010, related to the convertible promissory notes issued during the six months ended April 30, 2011, and the year ended October 31, 2010.

During the three and six months ended April 30, 2010, the Company recognized a gain on the disposition of a subsidiary of $683,804.

Liquidity and Capital Resources

During the years prior to October 31, 2010, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source ceased in January 2010 and current management is seeking new sources of credit and equity financing. During the six months ended April 30, 2011, the Company raised approximately $255,558 through the issuance of notes payable and debentures, and additional cash of approximately $20,000 from the issuance of notes payable and debentures during May 2011.

The Company’s working capital deficit decreased by $257,579 during the six months ended April 30, 2011, primarily as a result of the decrease in derivative instruments of approximately $487,447. The Company’s working capital deficit was $1,104,358 at April 30, 2011. The Company has no liquidity and working capital is severely strained, as credit lines have been fully utilized. Our working capital deficit is primarily a result of a lack of revenue and the change in and development of a new core business strategy. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

To the extent that it becomes necessary to raise additional capital in the future, we may seek to raise it though the sale of debt or equity securities. There can be no assurances that we will be able to continue to sell shares of our common stock or borrow additional funds in order to fund the costs associated with our future operating and investing activities.

If we are successful at raising additional equity capital, it may be on terms which would result in substantial dilution to existing shareholders. If our costs and expenses prove to be greater than we currently anticipate, or if we change our current business plan in a manner that will increase our costs, we may be forced to suspend or cease operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

There has been no change in our critical accounting policies during the three and six months ended April 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2010.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

(b) Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the three and six months covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
David F. LaFave, Director, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on June 10, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ David F. LaFave
David F. LaFave, Director and
Chief Executive Officer

/S/ David F. LaFave
David F. LaFave,
Chief Financial Officer