Form 10-Q
period 2011-07-31
NX Global, Inc
filed 2011-09-13
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 13, 2011 there were 1,551,905,701 shares of the Registrant’s Common stock, $0.001 par value per share, outstanding.

NX GLOBAL, INC.

FORM 10-Q QUARTERLY REPORT

July 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2011	October 31, 2010
ASSETS

Current Assets:

Cash	$21,575	$242
Accounts receivable	24,920	15,575
Prepaid expenses and other current assets	—	72,856

Total current assets	46,495	88,673
Investments	500,000	1,000,000

TOTAL ASSETS	$546,495	$1,088,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - other	$214,975	$179,283
Note payable - related party	332,768	276,692
Derivative liability	480,600	717,043
Accounts payable and accrued expenses	444,808	277,592

TOTAL CURRENT LIABILITIES	1,473,151	1,450,610
Long Term Liabilities	25,000	—
Total Liabilities	1,498,151	1,450,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at July 31, 2011 and October 31, 2010	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding at July 31, 2011 and October 31, 2010	10	10
Common stock, $.001 par value; 1,900,000,000 shares authorized; 1,480,477,130 and 186,352,401 shares issued and outstanding at July 31, 2011 and October 31, 2010	1,480,477	186,352
Additional paid-in capital	4,717,806	6,076,660
Accumulated deficit	(7,149,949)	(6,624,959)

Total Stockholders’ Deficit	(951,656)	(361,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$546,495	$1,088,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2011		2010

REVENUES
Training revenue		$56,448		$56,056

OPERATING EXPENSES

General and administrative expenses		246,192		184,297

(LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(189,744)		(128,241)

OTHER INCOME (EXPENSES)

Gain (Loss) on derivative instruments		(163,922)		63,583
Interest expense		(58,303)		(172,165)

		(222,225)		(108,582)

(LOSS) FROM CONTINUING OPERATIONS		(411,969)		(236,823)

INCOME FROM DISCONTINUED OPERATIONS		—		420

NET (LOSS)		$(411,969)		$(236,403)

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$	*
FROM DISCONTINUED OPERATIONS		—		*

NET (LOSS)	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		896,945,182		57,110,846

*	Less than $0.005 or $(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended July 31,
	2011		2010

REVENUES
Training revenue		$123,176		$56,056

OPERATING EXPENSES

General and administrative expenses		716,864		812,536

(LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES)		(593,688)		(756,480)

OTHER INCOME (EXPENSES)
Gain on sale of subsidiary		—		683,804
Gain (loss) on derivative instruments		472,083		20,020
Interest expense		(403,385)		(201,351)

		68,698		502,473

(LOSS) FROM CONTINUING OPERATIONS		(524,990)		(254,007)

INCOME FROM DISCONTINUED OPERATIONS		—		129,878

NET (LOSS)		$(524,990)		$(124,129)

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$	*	$	*
FROM DISCONTINUED OPERATIONS		—		*

NET (LOSS)	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED		496,581,632		43,435,754

*	Less than $0.005 or $(0.005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) operating activities	$(331,058)	$(45,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	—	10

Net cash provided by investing activities	—	10

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	352,391	90,000
Principal payments on notes payable - related parties	—	(57,000)
Proceeds from notes payable - related parties	—	7,760

Net cash provided by financing activities	352,391	40,760

NET INCREASE (DECREASE) IN CASH	21,333	(4,660)
CASH - BEGINNING OF PERIOD	242	4,724

CASH - END OF PERIOD	$21,575	$64

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the October 31, 2010, audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010. The October 31, 2010, consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and nine months ended July 31, 2011, are not necessarily indicative of the results for the full fiscal year ending October 31, 2011 or for any other period. These unaudited condensed consolidated financial statements reflect all the adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Going Concern

The Company incurred net losses from continuing operations before other income (expenses) for the three and nine months ended July 31, 2011 and 2010, and had working capital deficiencies and accumulated deficits as of July 31, 2011, and October 31, 2010. The Company also had negative cash flows from operations for the nine ended July 31, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise months capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table shows the approximate number of common stock equivalents outstanding at July 31, 2011 and 2010, that could potentially dilute basic income per share.

	Outstanding at July 31,
	2011	2010
Warrants	1,000,000	1,000,000
Preferred stock - Series B	4,000,000,000	20,000,000
Convertible notes - other	6,198,270,980	15,517,242
Convertible note - related party	6,655,360,000	76,800,000

Total	16,954,630,980	113,317,242

The potential issuable common shares at July 31, 2011, when added to the outstanding common shares at July 31, 2011, exceed the current authorized capital of the Company.

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

NOTE 2 - INVESTMENTS

As of July 31, 2011 and October 31, 2010, investments consist of 4.95% of the intellectual property held by Propalms Ltd. valued at $500,000 and $500,000 of Preferred Series A Stock of ProTek Capital, Inc. (“ProTek”) plus 4.95% of the intellectual property held by Propalms Ltd. also valued at $500,000, which were recorded at cost, respectively.

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

The Company received the proceeds of notes totaling $352,391 during the nine months ended July 31, 2011. The notes bear interest at 6% to 12% per annum and are convertible into shares of common stock at variable conversion prices as defined in the agreements.

The notes are due as follows: $149,950 on demand, $16,500 due in September 2011, $160,941 due during the year ended October 31, 2012, and $25,000 due during the year ended October 31, 2013.

During the nine months ended July 31, 2011, the Company converted an aggregate of $316,482 of the principal balance of these notes and accrued interest into 1,145,391,672 shares of common stock.

Interest expense was $6,089 and $10,565 for the three and nine months ended July 31, 2011, compared to $5,089 and $5,089 for the same periods in 2010. Notes payable - other consist of the following at:

	July 31, 2011	October 31, 2010
Cost	$436,698	$213,000
Less: Repayment by conversion into common stock	(316,482)	(15,500)
Less: Debt discount	(144,906)	(133,000)
Add: Accumulated amortization of debt discount	264,665	114,783

Total	$239,975	$179,283

Debt discount is amortized over the terms of the notes payable. During the nine months ended July 31, 2011, the amortization of debt discount on notes payable - other was $97,699.

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

The convertible promissory note was non-interest bearing until maturity and is convertible into shares of the Company’s common stock at a variable conversion price as defined in the agreement. The note matured on January 21, 2011, and is currently in default. Pursuant to agreement, the note bears interest at 10% per annum if not satisfied at maturity. During the nine months ended July 31, 2011 and 2010, interest expense on the note was $11,205 and $0, respectively. Notes payable - related parties consist of the following at:

	July 31, 2011	October 31, 2010
Cost	$332,768	$400,000
Less: Debt discount	(400,000)	(400,000)
Add: Amortization of debt discount	400,000	276,692

Total	$332,768	$276,692

Debt discount was amortized over the term of the note payable. During the nine months ended July 31, 2011, amortization of debt discount on the note payable was $123,308.

NOTE 5 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the conversion features associated with the convertible promissory notes - other (see Notes 3) and convertible promissory note - related party (see Note 4) represent derivatives. As such, the Company has recognized the amount of $1,432,966 as derivative liabilities at the time of issuance of the debt instruments. These derivative liabilities are measured at their estimated fair value of $480,600 at July 31, 2011.

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions (level 2 inputs) at July 31, 2011:

Fair market value of stock	$0..0001
Exercise price	$0.0005 to $0.00005
Dividend yield	0.00%
Risk free interest rate	0.15% to 0.26%
Expected volatility	381% to 615%
Expected life	0.15 to 1.26 years

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Preferred Stock:

As of July 31, 2011, the Company had 500,000 authorized shares of $0.001 par value Series A preferred stock and zero shares outstanding. The Series A preferred shares convert at a ratio of 58:1 into shares of the Company’s common stock.

The Board of directors amended the Company’s Articles of Incorporation by filing a Stock Designation with the Nevada Secretary of State on January 26, 2010, to authorize 10,000 shares of Series B Cumulative Convertible Preferred Stock, at a par value of $0.001. The Series B Convertible Preferred Stock represents a 50.1% voting interest regardless of the common shares outstanding. As of July 31, 2011 and October 31, 2010, the Company had 10,000 shares of the Series B Cumulative Convertible Preferred Stock issued and outstanding. The Company did not declare any preferred stock dividends during the periods ended July 31, 2011 and 2010.

Common Stock:

During the nine months ended July 31, 2011, the following transactions occurred:

During the nine months ended July 31, 2011, the Company issued an aggregate of 13,785,057 common shares with a fair value of $147,500 to pay for commitment fees per an agreement with an investor. These fees are directly related to the utilization of the Line of Credit (as defined in Note 8). The investor may hold up to 9.9% of the outstanding shares of the Company.

During the nine months ended July 31, 2011, the Company issued an aggregate of 25,200,000 shares of common stock for services. The shares were valued at their fair value which approximated the trading price of the shares on the date of the agreements of $48,500.

During the nine months ended July 31, 2011, the Company converted an aggregate of $316,482 of the principal balance of convertible notes and accrued interest into 1,145,391,672 shares of common stock. Certain of the shares issued in conjunction with the conversion of the notes were issued at less than the par value of the Company’s common stock.

During the nine months ended July 31, 2011, the Company issued an aggregate of 150,748,000 shares of common stock to be held as collateral on convertible debt aggregating $66,500.

In February 2011, the Board of Directors of the Company agreed to rescind the investment agreement with ProTek. Pursuant to the rescission, ProTek returned the 50,000,000 common shares with a value of $500,000 to the Company (see Note 2).

Status & Uncertainties Associated with Attempt to Effect Reverse Stock Split

The Company has previously issued certain convertible debentures. Some of these debentures were issued beginning with the quarter ending on April 30, 2010. Subsequently, some of the holders of these debentures have converted the debentures that they acquired and, in addition, Holders of other securities have converted other prior debt to stock as has been reported in previous filings.

In accordance with good practice and the requirements of the Securities Exchange Act of 1934, the Company and its stock transfer agent completed certain filings with the Financial Industry Regulatory Authority (FINRA) in July 2011. The filings with FINRA were undertaken to ensure that the Company’s previously announced one for 100 reverse stock split could be effected and completed in a timely fashion.

After these filings with FINRA were completed, the Company received further inquiry from FINRA regarding the number of shares of the Company’s Common Stock outstanding and a request for additional documentation. In response, the Company prepared additional documents and completed the additional filing with FINRA.

Currently the Company is awaiting a completion of the review that FINRA has undertaken in this matter. While the delay in completing the reverse stock split has resulted in uncertainty, the Company anticipates that absent some new inquiry or request from FINRA, the Company’s original request and filing with FINRA will be approved.

However, the Company cannot guarantee or give any assurances that it will be successful in achieving the reverse stock split or, it is successful, that it can be achieved in a timely fashion. In the event that the Company is not successful or that further protracted delays or difficulties are encountered, the Company may not have the ability to satisfy its obligations to holders of its convertible securities or otherwise raise any additional capital to meet the Company’s financial obligations. In that respect, the Company could face significant financial distress and the Company’s ability to remain a viable corporation may be in doubt. For these and other reasons, any person who acquires the Company’s Common Stock should be prepared to lose their entire investment.

At the date of issuance of this report the reverse split requested had not become effective.

Warrants:

As of July 31, 2011 and 2010, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 1.1 years at July 31, 2011.

Stock Compensation Plans:

On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. At July 31, 2011, 11,200,000 shares of common stock had been issued under the 2011 Plan.

On March 30, 2010, Company’s Board of Directors approved the 2010 Professional/Consultant Stock Compensation Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Company reserved 10,000,000 shares of common stock to be issued during the 2010 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2010 Plan. At July 31, 2011, all shares were issued under the 2010 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. At July 31, 2011, 1,158,703 shares remain available for issuance under the 2007 Plan.

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

The discontinuance had the following effects:

July 31, 2010
(Unaudited)
Assets
Current assets from discontinued operations:
Accounts receivable	$6,704

Liabilities
Current liabilities of discontinued operations:
Settlement payable	$—
Accounts payable and other current liabilities	23,885

$23,885

Net liabilities of discontinued operations	$(17,181)

	Three and Nine Months Ended July 31,
	2010	2010
Revenues	$420	$235,789

Cost and expenses	—	105,911

Income (loss) from discontinued operations	$420	$129,878

NOTE 7 - CONCENTRATION

One debtor, Technology Business Group, represented 100% of the total outstanding accounts receivable as of July 31, 2011 and 100% of the training revenue was earned from one customer, Technology Business Group during the Nine months ended July 31, 2011.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Contracts

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. As a result of the Company entering into a certain Stock Purchase Agreement, dated August 31, 2010 (see Note 2), all three consulting contracts were terminated. The three contracts were reinstated immediately following the rescission of the Stock Purchase Agreement in October 2010. At July 31, 2011, the future minimum payments required under these consulting contracts are $306,000 and $34,000 for the years ending January 31, 2012 and 2013, respectively.

Standby Equity Agreement

In April 2010, the Company secured a $10,000,000 standby equity agreement (the “SEA”) to facilitate its business model. The Company will be able to draw down on the line of credit after a form S-1 Registration Statement is filed and becomes effective. During the Nine months ended July 31, 2011, the Company issued stock with a fair market value of $147,500 to partially satisfy its commitment fee obligation of $150,000 in connection with the SEA. The agreement does not allow the provider of the SEA to hold more than 9.9% of the company’s common stock outstanding at anytime.

NOTE 9 - SUBSEQUENT EVENTS

Stock Issuances

On August 10, 2011, the Company issued 71,428,571 common shares to convert $5,000, of the principal of a note payable.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Going Concern and Recent Events

NX Global, Inc. together with its subsidiaries (collectively the “Company”, “we”, “us” or “our”) incurred net losses from continuing operations before other income (expenses) for the three and Nine months ended July 31, 2011 and 2010, and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the three and Nine months ended July 31, 2011. There is no guarantee the Company will be able to continue to generate sufficient revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The Company had $56,448 and $123,176 in revenue for the three and nine months ended July 31, 2011, and $56,056 for the periods in 2010. Nube, Inc. (“Nube”) commenced its training classes in May 2010.

Operating expenses for the three and nine months ended July 31, 2011, were $246,192 and $716,864 compared to $184,297 and $812,536 for the comparable prior periods. Management decreased expenses by reducing cost of investor relations and public relations by $185,914. This reduction was offset by a small increase in General and Administrative Expenses.

Interest expense for the three and nine months ended July 31, 2011 was $58,303 and $403,385, compared to $172,165 and $201,351 in the three and Nine months ended July 31, 2010. Interest expense has primarily increased as a result of the amortization of the debt discount on the notes payable and the commitment fee paid to secure a line of credit. Management also expects that interest expense will continue to increase as additional borrowings are received.

The Company recognized gains (losses) on its derivative instruments of $(163,922) and $472,083 during the three and nine months ended July 31, 2011, compared to $63,583 and $20,002 for the three and nine months ended July 31, 2010, related to the convertible promissory notes issued during the nine months ended July 31, 2011, and the year ended October 31, 2010.

During the three and Nine months ended July 31, 2010, the Company recognized a gain on the disposition of a subsidiary of $683,804.

Liquidity and Capital Resources

During the years prior to October 31, 2010, the Company’s only significant source of working capital financing was Charter Management, LLC, which is owned by two former members of the Company’s Board of Directors. The financing from this source ceased in January 2010 and current management is seeking new sources of credit and equity financing. During the nine months ended July 31, 2011, the Company raised $352,391 through the issuance of notes payable and debentures.

The Company’s working capital deficit increased by $89,719 during the nine months ended July 31, 2011, primarily as a result of the increase in notes payable, accounts payable and accruals partially offset by a decrease in derivative instruments. The Company’s working capital deficit was $1,451,656 at July 31, 2011. The Company has no liquidity and working capital is severely strained, as credit lines have been fully utilized. Our working capital deficit is primarily a result of a lack of revenue and the change in and development of a new core business strategy. It is expected that there will continue to be a working capital deficit until revenues increase significantly.

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

Critical Accounting Policies and Estimates

There has been no change in our critical accounting policies during the three and Nine months ended July 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2010.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that such controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

(b) Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), has evaluated any changes in the Company’s internal control over financial reporting that occurred during the three and Nine months covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

The Company increased its authorized shares to 1,900,000 which has now been recognized as insufficient to meet the demands of the conversion rights in our outstanding derivatives and other convertible securities. As a partial solution the Company filed a request for a 1:100 reverse split with FINRA on July 18, 2011.

Since the original filing FINRA has asked for certain documents and an opinion of counsel related to the validity and tradability of all shares issued, originally from the date of inception of the Company and later modified to the issuances beginning after those included as outstanding on April 30, 2011. All items requested by FINRA were submitted on August 19, 2011.

After repeated attempts via e-mail requests and through corporate counsel’s calls, the Company has not received any request for further documentation or any other information.

At the date of issuance of this report the reverse split requested had not become effective.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NX Global, Inc.

By:	/S/ David F. LaFave
David F LaFave, Director, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below on September 13, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David F. LaFave
David F LaFave, Director and
Chief Executive Officer

/s/ David F LaFave
David F LaFave,
Chief Financial Officer