Form 10-K
period 2011-10-31
NX Global, Inc
filed 2012-02-21
CIK 1165336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2011

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

Issuer’s telephone number: (512) 354-7840

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 10, 2012 was $112,025.

The number of shares outstanding of the issuer’s common stock, as of February 10, 2012 was 240,031,013.

i

PART I

THIS FILING DOES NOT MEET ALL OF THE REQUIREMENTS OF FORM 10-K

We have not provided in this Form 10-K for the fiscal year ending October 31, 2011, the filing of a report of Friedman LLP on the financial statements as of and for the fiscal year ended October 31, 2010, as required pursuant to Regulation S-X. Friedman LLP was unwilling to reissue this report as a result of a fee dispute between Friedman LLP and us; as a result, we have engaged our current independent registered public accounting firm, Kingery & Crouse, P.A. (“K & C”), to also (in addition to our Fiscal Year 2011 audit) perform an audit of the financial statements as of and for the fiscal year ended October 31, 2010 (the “Audit”). Upon completion of the Audit, we will file an amended Form 10-K, which includes the Audit. As indicated herein, we appointed K & C as our Independent registered public accounting firm on June 6, 2011 and it has since continued to act in such capacity to present.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding NX Global, Inc., (“NX Global”) and together with its subsidiaries (the “Company”, “we”, “us” or “our”), its business and its financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report. Among the more significant factors are:

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

Business of the Company

NX Global was incorporated on February 17, 1998 in Nevada to engage in an internet related business. and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001 pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 100,000 shares of common stock of NX Global, par value $.001, in exchange for 100% of the issued and outstanding shares of the NESNJ, which became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition. In September 2011 the Company changed its name to NX Global, Inc. from National Energy Services Company, Inc.

NX Global, Inc. sold the stock it owned in NESNJ, the New Jersey subsidiary in March 2010. This entity had ceased most of its operations in January, 2010. The operations of NESNJ, which comprised of all the Company’s operations until January 2010, are considered as discontinued operations.

The Company intends to operate three divisions and various subsidiaries within each division either created by the Company or to be purchased for more rapid growth. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

Renewable Energy Project Management consists of project management and marketing of those services to solar/thermal, bio-fuels and waste to energy project owners. Current various joint ventures investments are being negotiated to enable the Company to get into the markets with signed projects. These projects include bio-fuel from algae and from pyrolisis of tires, pyrolisis of municipal solid waste to energy, and pyrolisis of medical waste.

The Renewable Energy Product Sales division markets to the end user products that reduce the energy cost to home and commercial building users to and provide revenue for the company through sale of excess energy to the grid.

The Green Technologies Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into sales and installation of diesel emission retrofit products in the Northeastern U.S. pursuant to our joint venture agreement with Eastern Energy and Emissions Solutions, Inc. on October 26, 2011.

None of the divisions had revenue during the year ended October 31, 2011.

The Company purchased Global Green Resources, Inc. (“GGR”) in March 2010 in keeping with its business model to operate eco friendly businesses. In November 2010, GGR changed its name to Nube, Inc. (“Nube”). This subsidiary provided training for certification of operators and engineers installing or using cloud computing and its associated virtualization components. We ceased operating this company in September 2011.

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

In January 2011, the Company has received a letter of intent for the first $100,000,000 of financing for the proposed site near Portage Du Fort, Quebec, Canada. Negotiations are ongoing with the governmental agencies necessary to acquire permits and guarantees required to begin construction and operations. The site has recently been designated by the Pontiac MRC Quebec (“MRC”) as the region’s Environmental Industrial Park and the municipal waste collected throughout the region under the MRC must be delivered to the site for eco friendly disposal. This project is under review as a consortium of the MRC and the City of Gatineau, Quebec issued a qualifications request from the general business population within days of ACEC having signed a letter of intent to lease the property for this project in January 2011. The request for qualification requires several businesses from Quebec to be involved and significantly impairs the ability of ACEC or its joint venture partners from controlling its own destiny or operating the facility as it would like to maximize its potential economic impact. We are investigating the opportunity at several other sites in three other Canadian provinces for the utilization of the same technology. The venture has been abandoned due to modification of the requirements for participation by the local government entities in Quebec.

Principal Products and Services

The principal services offered by NX Global are project development, locating funding resources and technologies to enhance its core businesses in green environmental projects. The marketing of algae oil for fuel and its biomass for nutraceutical and animal feed is being developed to expand our business model.

ACEC intends to provide project development, site management and operation of the project after construction is complete. These projects are specifically for waste to energy, algae growth and development, carbon capture and growing food for human consumption.

Marketing, Sales and Distribution

The Company has developed a marketing plan to site owners, municipalities and counties, eco-friendly companies and existing waste to energy and algae growers and manufacturers of related equipment.

The Company believes that relationships are the cornerstone of its marketing philosophy. The process of building and maintaining working relationships requires a commitment at all levels of the organization. Our marketing program includes: market research, feasibility studies, public and industry relations, promotion, sales support, customer service, employee relations and training and education. As a result of the complexity of the products offered and the market, management works very hard to ensure that the Company’s representatives have a working knowledge of all products and processes.

ACEC intends to market directly to contractors, site owners and technology companies for all services provided. The introductions from these marketing contacts will be instrumental in all projects being developed, which may came from these interactions and lead to potential joint ventures being researched and the exposure for others to make contact with us.

Reliance on Major Customers and Suppliers

During the year ended October 31, 2011 the Company was negotiating with potential customers and joint venture partners, in other emissions control systems and waste solution systems specifically in the Mid-Atlantic region.

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

Employees

The Company, as of February 12, 2012, employs one part time employee and three consultants to provide essential services. The Company’s employee is not represented by a labor union.

ITEM 1A.	RISK FACTORS

None.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NEGS” since September 26, 2006. As of February 19, 2010, the Company’s symbol was changed to NEGS. Set forth below are the high and low bid prices for each quarterly period from November 1, 2009 through October 31, 2011. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low

Nov. 1, 2009 – Jan. 31, 2010	$.07	$.02
Feb. 1, 2010 – Apr. 30, 2010	$.07	$.02
May 1, 2010 – July 31, 2010	$.04	$.01
Aug. 1, 2010 – Oct. 31, 2010	$.05	$.01

Nov. 1, 2010 – Jan. 31, 2011	$0109	$.0023
Feb. 1, 2011 – Apr. 30, 2011	$.0028	$0004
May 1, 2011 – July 31, 2011	$.0017	$.0003
Aug. 1, 2011 – Oct. 31, 2011	$.0003	$.0001

All prices are pre-reverse. The reverse split of 1:100 was effective October 28, 2011.

Holders. There are 483 holders of record of common stock as of February 12, 2012.

Dividend Policy. The Company has not declared or paid cash dividends or made distributions in the past, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance operations.

Recent Sales of Unregistered Securities.

None not previously reported.

Warrants:

As of October 31, 2011 and 2010, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 0.6 years at October 31, 2011.

Stock Compensation Plans:

On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. At October 31, 2011, 112,000 shares of common stock had been issued under the 2011 Plan.

On March 30, 2010, Company’s Board of Directors approved the 2010 Professional/Consultant Stock Compensation Plan (the “2010 Plan”). Under the terms of the 2010 Plan, the Company reserved 100,000 shares of common stock to be issued during the 2010 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2010 Plan. At October 31, 2011, all 100,000 shares were issued under the 2010 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company, as well as to consultants. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares. At October 31, 2011, 1,496,587 shares remain available for issuance under the 2007 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company’s revenue for the year ended October 31, 2011 was $0 after the discontinuance of Nube, Inc. in September 2011 with no comparative income for the year ended October 31, 2010 after the sale of the New Jersey subsidiary and discontinuance of Nube, Inc..

Our operating expenses for the year ended October 31, 2011 totaled $862,808, a decrease of $73,916 compared to the year ended October 31, 2010. The decreases are directly related to a reduction in investor relations expenses, accounting and professional and public company expenses.

Interest expense has primarily increased as a result of the amortization of debt discount on the notes payable to $454,494 during the year ended October 31, 2011. Management also expects that interest expense will continue to increase as borrowings for expansion increase.

During the year ended October 31, 2010, the Company recognized a gain of $683,804 on the sale of its New Jersey subsidiary, as a result of the Company’s new business direction, and the operations of the subsidiary was disclosed as discontinued operations.

The Company recognized a gain on its derivative instruments of $319,935 and $184,207 during the years ended October 31, 2011 and 2010, respectively. The derivative instruments are related to the convertible promissory notes issued during the year ended October 31, 2011 and 2010. A decrease in our stock price generally results in us recording again.

The Company recognized impairment losses of $500,000 and $807,500 for the years ended October 31, 2011 and 2010. This was due to the impairment of the Protek assets in 2011, and, the construction management contract in the amount of $627,500 since the owner of the project was not able to obtain financing and the impairment of training software and contract in the aggregate amount of $180,000 due to the uncertainty of when, if at all, the Company will be able to recognize revenues from these intangibles in 2010.

Liquidity and Capital Resources

Going Concern

The Company incurred net losses from continuing operations for the years ended October 31, 2011 and 2010 and has working capital deficiencies and accumulated deficits. The Company also had negative cash flows from operations for the years ended October 31, 2011 and 2010. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash used in operating activities was $371,460 during 2011.

Cash provided by financing activities in 2011 was $374,641 which consisted of proceeds from convertible notes.

During this fiscal year, the Company raised capital from the issuance of notes payable and debentures.

The Company’s cash position was $3,423 on October 31, 2011 and the working capital deficit was $1,810.318. The Company has no liquidity and working capital is severely strained, as credit lines have been fully utilized. Our working capital deficit is primarily a result of the change in and development of a new core business strategy. It is expected that there will continue to be a working capital deficit until revenues increase significantly. Subsequent to October 31, 2011 the Company borrowed $25,000 pursuant to a convertible debenture. Cash on hand at February 14, 2012 was $381.

The table below sets forth our debt service obligations as of October 31, 2011.

Contractual Obligations

Payments due by period (Dollars in thousands)
	Total		Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
Convertible Notes:
Loan Payable – BARS, at principal Estimated interest (a)	$ $	80,000 4,000	$ $	80,000 4,000		$—	$—	$—
Note – John T O’Neil, at principal Estimated interest (b)	$ $	325,000 0	$ $	325,000 0		$—	$—	$—
Notes Payable – Asher, at principal Estimated interest (c)	$ $	11,500 920	$ $	11,500 920		$—	$—	$—
Note Payable – Sweet Challenge, Inc., At Principal Estimated interest (d)	$ $	60,400 4,832	$ $	60,400 4,832		$—	$—	$—
Note Payable – Tangiers Investors LLP At Principal Estimated interest (e)	$ $	21,050 2,105	$ $	21,050 2,105		$—	$—	$—
Note Payable – Banx and Gold LLC At Principal Estimated interest (g)	$ $	25,000 2,000	$ $	25,000 2,000		$—	$—	$—
Note Payable – Norman Birmingham At Principal Estimated interest (g)	$ $	18,000 1,440	$ $	18,000 1,440		$—	$—	$—
Note Payable – Gel Properties At Principal Estimated interest (h)	$ $	66,250 2,105	$ $	66,250 2,105		$—	$—	$—
Note Payable – Redwood Management At Principal Estimated interest (i)	$ $	25,000 3,000	$ $	25,000 3,000		$—	$—	$—
Note Payable – GreenR U Corp At Principal Estimated interest (h)	$ $	38,000 3,040	$ $	38,000 3,040		$—	$—	$—
Note Payable – E Lionheart At Principal Estimated interest (h)	$ $	57,725 4,618	$ $	57,725 4,618		$—	$—	$—
Note Payable – Tripod Group At Principal Estimated interest (h)	$ $	25,000 3,000	$ $	— —	$ $	25,000 3,000	$—	$—
Note Payable – Magna Group At Principal Estimated interest (i)	$ $	16,666 2,000	$ $	16,666 2,000		$—	$—	$—
Consulting agreements (f)		$136,000		$136,000		$—	$—	$—

Total		$938,651		$910,651		$28,000	$—	$—

(a)	Interest accrues at 5% per annum.
(b)	Interest accrues at 10% per annum after the maturity date.
(c)	Interest accrues at 5% per annum and at 22% after the maturity date.
(d)	Interest accrues at 5% per annum after the maturity date. In January 2012, $12,500 of the principal was satisfied.
(e)	Interest accrues at 9% per annum.
(f)	The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012.
(g)	Interest accrues at 8% per annum
(h)	Interest accrues at 6% per annum
(i)	Interest accrues at 12% per annum

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

•	Critical Accounting Estimates

In preparing the financial statements the Company is required to adopt various accounting policies. The Company made no material changes to critical accounting policies in connection with the preparation of financial statements for the year ended October 31, 2011. Our most significant accounting policies are discussed in Note 2 to the financial statements.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

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

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses a binomial method option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Impact of Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). In the course of that review, the Company’s management was advised by our independent registered public accounting firm, that during its performance of review and audit procedures with respect to the financial statements for the year ended October 31, 2011, it identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 5) in our internal control over financial reporting.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The limited number of employees, all of whom are paid as consultants who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties and personnel is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of the advice from our independent registered public accounting firm, management has considered adding personnel to the Company’s bookkeeping and accounting operations and determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of October 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are as follows:

Name	Age	Position with the Company	Director Since

Patrick A McGough	38	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer	2011
David F. LaFave	56	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director	2010
Robyn Bailey	49	President – Nube, Secretary and Director	2010

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

Patrick A, McGough. Mr. McGough CEO and CFO, President and Chairman of the Board of Directors in November 2011. He has spent the majority of his career in public sector auditing and the last 12 years as a chief information officer for governmental agencies.

David F. LaFave. Mr. LaFave became CEO and CFO, President and Chairman of the Board of Directors in March 2011. He resigned as CEO and President and remained a member of the Board of Directors in September and October 2011. In November 2011 he regained all of his previous titles. He has spent his career in the construction industry, operating LaFave Contractors, Inc. for most of the last 25 years.

Robyn Bailey. Ms. Bailey became Secretary and Director in March 2011. Ms. Bailey was also appointed as President of Nube in March 2011. She has spent the past fifteen years in Information Technology primarily as a project manager/consultant/instructor. Microsoft technologies and EMC Storage technologies had been her major focus; but three years ago her work with storage technologies led her into virtualization, specializing in VMware systems. Resigned November 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended October 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all information concerning the compensation received, for the fiscal year ended October 31, 2011 and 2010, for services rendered to us by persons who served as our CEO during 2011, each of our two other most highly compensated executive officers who were serving as executive officers at the end of 2011, whom we refer to herein collectively as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)

Patrick A McGough	2011	0	—	—	0
Chief Executive Officer/
Chief Financial Officer

David F. LaFave (2)	2011	82,500	—	—	82,500
Chief Executive Officer/	2010	37,500			37,500
Chief Financial Officer

Robyn Bailey (3)	2011	116,184	—	—	116,184
President-Nube and Secretary	2010	59,247	—	42,000	101,247

John O’Neill (4)	2010	—	—	—	—
Chief Executive Officer

John Grillo (5)	2010	22,000	—	—	22,000
President

John G. Kalogeris (6)	2010	5,000	—	—	5,000
Chief Executive Officer/
Chief Financial Officer

Owen Dukes (7)	2010	—	—	—	—
Chief Executive Officer

(1)	The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) for restricted stock to purchase shares of the Company’s common stock.
(2)	On March 28, 2010 Mr. LaFave entered in to employment agreement with the Company to serve as Chief Executive Officer and Chief Financial Officer and render services to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors. Mr. LaFave resigned as CEO and CFO on September 3, 2011 pursuant to Stock Purchase Agreement and was appointed as a Chairman of Company’s Board of Directors and CEO on October 29, 2011 after the Stock Purchase Agreement was rescinded.
(3)	On July 1, 2011 Ms. Bailey entered into an employment agreement with the Company to serve as a President of our subsidiary, Nube formerly GGR. Ms Bailey entered into an employment agreement to serve as President and render all services of said office to the business and affairs of the Corporation and perform activities as reasonably requested by our Board of Directors.
(4)	Mr. O’Neill had been the Chief Executive Officer. His resignation was effective February 6, 2011.
(5)	Mr. Grillo had been the President of the Company. His resignation was effective January 21, 2011
(6)	Dr. Kalogeris had been Chief Executive Officer and Chief Financial Officer of the Company. On March 31, 2011, Dr. Kalogeris passed away.
(7)	Mr. Dukes was Chief executive Officer of the Company from September 4, 2011 through October 29, 2011. His appointment and resignation were directly related to purchase of Propalms International Ltd. and its subsequent rescission.

Employment Agreements

All employment arrangements with executives are on an at will basis.

On November 11, 2011, Mr. McGough entered into an employment agreement with the Company to serve as Chief Executive Officer and Chief Financial Officer and render services to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors.

On March 28, 2011 Mr. LaFave entered into an employment agreement with the Company to serve as Chief Executive Officer and Chief Financial Officer and render services to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors. Mr. LaFave resigned as CEO and CFO on September 3, 2011 pursuant to the Stock Purchase Agreement and was re-appointed as a Chairman of Company’s Board of Directors and CEO on October 29, 2011 after the purchase agreement was rescinded. Resigned November 2011.

On July 1, 2011, Ms. Bailey entered into an employment agreement with the Company to serve as President of its subsidiary, Nube, formerly GGR. Ms Bailey entered into an employment agreement to serve as President and render all services of said office to the business and affairs of the Corporation and perform activities as reasonably requested by the Corporation’s Board of Directors. Resigned November 2011.

Equity Grants

The following table sets forth information concerning grants of plan-based awards made by us during 2011 and 2010, to each of the Named Executive Officers:

Name	Grant Date	All Other Awards: Number of Securities	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Robyn Bailey	10/27/10	60,000	—	$42,000

(1)	This amount reflects the aggregate grant date fair value of restricted stock granted in the year ended October 31, 2010 in accordance with ASC Topic 718 (formerly SFAS No. 123(R)).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of October 31, 2011:

Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price ($)	Option Expiration Date

Robyn Bailey	—	—	—	—

Director Compensation

Robyn Bailey received sixty thousand shares of Company’s common stocks valued at $42,000 as a member of the Company’s Board of Directors. No other director has received remuneration for services on the Board during the fiscal year ended October 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our capital stock outstanding at February 12, 2012 by: (i) each stockholder known to be the beneficial owner of more than five percent of any class of our voting securities then outstanding; (ii) each of our directors; (iii) each of our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K promulgated under the Securities Exchange Act of 1934; and (iv) our current directors and executive officers, as a group.

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

Name and Address of Beneficial Owner(1)	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
	Shares	Percentage	Shares	Percentage
Directors
Robyn Bailey (3)	80,000	.3%	—	—

Other
Blue Flame Enterprises, Inc. (2)	—	—%	10,000	100%

(1)	The address of each stockholder, unless otherwise noted, is c/o NX Global Company, Inc., 16238 F-108 Ranch Rd, Austin, TX 78717
(2)	The address of the preferred stockholder is 318 Francis Ave, Lansing, MI
(3)	Resigned in November 2011.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of October 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	21,376,413

Total	—	—	21,376,413

(1)	The Board of Directors adopted the 2007 Equity Incentive Plan in 2007. The Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of NX Global or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock or performance shares.
(2)	The Board of Directors adopted the 2010 Professional Consultant Stock Compensation Plan (the “2010 Plan”). The 2010 Plan authorizes the Board to issue up to 100,000 common shares during the one year period of the 2011 Plan. The shares may be awarded to professionals and consultants of NX Global or its subsidiaries. All shares under the 2010 Plan have been issued.
(3)	On January 11, 2011, Company’s Board of Directors approved the 2011 Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 20,000,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. 112,000 shares have been issued under the plan. 1,596,587 shares remain issuable under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Charter Management, LLC (“Charter”) had funded the operations of the Company with a credit facility. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of the agreement to sell the Company’s New Jersey Subsidiary entered into on January 21, 2010 (the “Agreement”), the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to John O’Neill, the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction on the consolidated balance sheet to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2010, these parties are no longer affiliates of the Company due to the Agreement. This debt has been reduced to $325,000.

Director Independence

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountant for the audit and review of our annual and quarterly financial statements, respectively, during portions of the past two fiscal years was Friedman LLP. Moreover, the following table shows the fees paid or accrued by us to Friedman LLP during 2010 and the first quarter of 2011. The remaining balance of 2011 was paid to Kingery and Crouse LLP

Type of Service	2011	2010
Audit Fees (1)	$82,500	$125,676
Audit-Related Fees (2)	—	3,500
Tax Fees (3)	—	6,375
All Other Fees (4)	—	—

Total	$82,500	$135,551

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.
(2)	Comprised of services rendered in connection with registration statements.
(3)	Comprised of services for tax compliance and tax return preparation.
(4)	Fees related to other filings with the SEC.

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

NX GLOBAL, INC.

F1

To The Board of Directors and Stockholders

NX Global, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of NX Global, Inc. (“the Company”) as of October 31, 2011, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NX Global, Inc. as of October 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced losses of $1,501,541 and $1,208,633 for the years ended October 31, 2011 and 2010. In addition, the Company has working capital and stockholder deficits of $1,810,318 at October 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants
Tampa, Florida
February 14, 2012

F2

NX GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2011	OCTOBER 31, 2010
ASSETS
Current Assets:
Cash	$3,423	$242
Accounts receivable	—	15,575
Prepaid expenses and other current assets	255	72,856

Total current assets	3,678	88,673

Investments	—	1,000,000

TOTAL ASSETS	$3,678	$1,088,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Convertible debentures, net	$680,696	$179,283
Convertible debentures - related parties, net	—	276,692
Derivative liability, net	632,749	717,043
Accounts payable and accrued expenses	500,551	277,592

TOTAL CURRENT LIABILITIES	1,813,996	1,450,610

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, $.001 par value, 500,000 shares authorized, 0 shares issued and outstanding at October 31, 2011 and October 31, 2010	—	—
Preferred stock, Series B, $.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding at October 31, 2011 and 2010	10	10

Common Stock, $.001 par value; 1,900,000,000 shares authorized; 15,519,296 and 1,863,524 issued and outstanding October 31, 2011 and 2010	15,519	1,863
Additional Paid-in-Capital	6,303,653	6,261,149
Accumulated deficit	(8,129,500)	(6,624,959)

Total Stockholders’ Deficit	(1,810,318)	(361,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,678	$1,088,673

The accompanying notes are an integral part of these consolidated financial statements.

F3

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	OCTOBER 31, 2011	OCTOBER 31, 2010
Revenues
Revenue	$—	$—

Operating expenses
General and administrative expenses	862,808	936,724

Other (Income) Expenses
Gain on sale of subsidiary	—	(683,804)
Gain on derivative instruments	(319,935)	(184,207)
Impairment loss	500,000	807,500
Interest and fee expense	454,494	411,789

	634,559	351,278

Loss From Continuing Operations	(1,497,367)	(1,288,002)

Income (loss) From Discontinued Operations	(7,174)	79,369

Net loss	$(1,504,541)	$(1,208,633)

Earnings (Loss) Per Share, Basic and Diluted
From Continuing Operations	$(.20)	$(1.49)
From Discontinued Operations	(.00)	.09

Net loss	$(.20)	$(1.40)

Weighted Average Common Shares Outstanding, Basic and Diluted	7,603,037	861,949

The accompanying notes are an integral part of these consolidated financial statements.

F4

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Description	Shares	Amount	Shares	Amount

Balance October 31, 2009	—	—	322,106	$322	$3,279,227	$(5,416,326)	$(2,136,777)

Shares issued for services	—	—	319,290	319	496,281	—	496,600
Shares issued to satisfy accrued interest	—	—	11,360	11	7,941	—	7,952
Shares issued for cash	—	—	15,000	15	3,318	—	3,333
Shares issued for prepaid consulting fees	—	—	77,710	78	107,942	—	108,020
Shares issued for acquisition	—	—	60,000	60	179,940	—	180,000
Shares issued for acquisition of intangibles	10,000	10	—	—	627,490	—	627,500

Shares issued for conversion of debt	—	—	58,056	58	37,942	—	38,000
Settlement of related party notes	—	—	—	—	890,318	—	890,318
Derivative liability valuation loss on related party notes	—	—	—	—	(368,250)	—	(368,250)
Shares issued for investment	—	—	1,000,000	1,000	999,000	—	1,000,000

Net loss for year ended October 31, 2010	—	—	—	—	—	(1,208,633)	(1,208,633)

Balance October 31, 2011	10,000	10	1,863,522	1,863	6,261,149	(6,624,959)	(361,937)

Shares issued for services	—	—	252,000	252	48,248	—	48,500
Shares issued for conversion of debt and interest	—	—	13,194,188	13,194	346,966	—	360,160
Shares returned for investment	—	—	(500,000)	(500)	(499,500)	—	(500,000)
Shares issued for commitment fee	—	—	137,851	138	147,362	—	147,500
Shares issued for future conversions	—	—	571,735	572	(572)	—	—
Loss for the year ended October 31, 2011	—	—	—	—	—	(1,504,541)	(1,504,541)

Balance October 31, 2011	10,000	$10	15,519,296	$15,519	$6,303,653	$(8,129,500)	$(1,810,318)

The accompanying notes are an integral part of these consolidated financial statements.

F5

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	October 31, 2011	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,504,541)	$(1,208,633)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	5,477
Impairment	500,000	807,500
Common stock issued for services	48,500	496,600
Common stock issued for interest and fees	153,410	—
Gain on sale of subsidiary	—	(683,804)
Gain on derivative instrument	(319,935)	(184,207)
Debt issued for expenses	151,470	—
Amortization of debt discount	288,271	391,475

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	15,575	56,379
(Increase) Decrease in prepaid expenses and other current assets	72,601	64,149
Increase (Decrease) in accounts payable and accrued expenses	223,189	188,907
Increase (Decrease) Settlement liability	—	2,572

Total adjustments	1,133,081	1,145,048

Net cash used in operating activities	(371,460)	(63,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary	—	10

Net cash provided by (used in) investing activities	—	10

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	—	3,333
Proceeds from notes payable - related parties	—	7,760
Repayments of notes payable - related parties	—	(57,000)
Proceeds from convertible debentures	374,641	105,000

Net cash provided by financing activities	374,641	59,093

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,181	(4,482)

Cash and cash equivalents - beginning	242	4,724

Cash and cash equivalents - ending	$3,423	$242

F6

NX GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	October 31, 2011	October 31, 2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

Interest expense	$—	$18,367

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of subsidiary settled in common stock	$—	$180,000
Settlement of notes payable to related parties	$—	$890,318
Derivative liability and debt discount on notes payable to related parties	$—	$768,250
Repayment of notes payable with common stock	$354,250	$38,000
Repayment of accrued interest with common stock	$—	$7,952
Debt discount on issuance of derivatives	$235,641	$133,000
Acquisition of intangible assets	$—	$627,500
Acquisition of investments settled in common stock	$—	$1,000,000
Common stock returned and cancelled related to investment	$500,000	$—
Common stock issued as collateral	$572	$—
Note payable issued to satisfy accrued consulting fees	$—	$28,000
Consulting fees paid in advance with common stock	$—	$108,020

The accompanying notes are an integral part of these consolidated financial statements.

F7

NX GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

NOTE 1 - NATURE OF BUSINESS

NX Global, Inc., formerly known as National Energy Services Company, Inc. (“NX Global”) was incorporated on February 17, 1998 in Nevada as Coastal Enterprises, Inc. to engage in an internet-related business. NX Global and National Energy Services Company, Inc., an unaffiliated New Jersey corporation formed in 1995 (“NESNJ”), entered into an Agreement and Plan of Share Exchange, dated January 19, 2001, pursuant to which the shareholders of NESNJ on January 19, 2001 were issued 100,000 shares of common stock of NX Global, par value $0.001 in exchange for 100% of the issued and outstanding shares of NESNJ, which became a wholly-owned subsidiary of the Company. For accounting purposes, the transaction was accounted for as a reverse acquisition. In September 2011, the Company changed its name to NX Global, Inc.

NX Global together with its subsidiaries (collectively the “Company”), intends to operate three divisions and various subsidiaries within each division which will either be created by the Company or be purchased. The divisions include Renewable Energy Project Management, Renewable Energy Product Sales and Green Internet Technologies.

Renewable Energy Project Management will initially consist of project management and marketing of those services to solar/thermal, bio-fuels and waste to energy project owners. Various joint ventures investments are being considered to enable the Company to get into the markets. These projects will include bio-fuel from algae and from pyrolisis of tires, pyrolisis of municipal solid waste to energy, and combination operations of solar/thermal and animal waste pyrolisis.

The Renewable Energy Product Sales division intends to market to the end user products that reduce the energy cost to home and commercial building users and provide revenue for the company through the sale of excess energy to the grid. Additional products will include lighting and water systems for commercial structures.

The Green Internet Technologies Service and Training Division is designed to first assist all affiliated divisions in the marketing of their products and services and will expand into green social networking products and services and training for new technology development and certification initially in the virtualization and cloud computing markets.

Except for the Internet Technologies Service and Training Division that became active in April, 2010, none of the divisions were active during the year ended October 31, 2011. The divisions were formed in February 2010, except for the Company’s wholly-owned subsidiary, Applied Concepts for Energy Corp. (“ACEC”), which was previously formed and had no operations through October 31, 2011.

On January 21, 2010, the Company acquired an agreement to manage the construction of a solar/thermal site in California (the “Agreement”). The Agreement required former management to transfer to the seller 130,000 shares of the common shares they held, the Company to issue 10,000 shares of Series B Cumulative Convertible Preferred Stock with a stated value of $400,000 and a voting preference as if the holder held 50.1% of the outstanding votes of the Company and the settlement of the related party notes payable of approximately $1.3 million with a cash payment of $57,000 and the issuance of a $400,000 convertible promissory note. The settlement of the related party notes payable resulted in an effective reduction of $890,318 in related party debt (see Note 6).

F8

The Agreement also required the resignation of all officers and directors at that time and the placement of a new director and officer to operate the Company. Further requirements caused the 130,000 common shares and 10,000 shares of Series B Cumulative Convertible Preferred Stock to be issued in accordance with the acquisition to be placed in escrow until all sales tax debts had been paid or negotiated for payment and the payment of certain debts to prior management and a counsel to the Company. The shares in escrow were released on April 30, 2010. The Company did not declare any preferred stock dividends for the year ended October 31, 2011 or 2010.

In March 2010, the Company purchased 100% of the issued and outstanding stock of Nube, Inc. (“Nube”), formerly known as Global Green Resources, Inc. (“GGR”) for 60,000 restricted common shares with a value of $180,000. Nube’s assets consisted of its training software and contract and it had no liabilities. Nube provides training programs for green technologies such as cloud computing and data virtualization. Nube had no revenues until April 2010, at which time it started to recognize revenues from providing training activities. In November 2010, Global Green Resources, Inc. changed its name to Nube, Inc. On September 30, 2011 Nube ceased operations (see Note 11).

These consolidated financial statements reflect the sale of the Company’s New Jersey subsidiary and discontinuance of the operations of Nube (see Note 11 – Discontinued Operations and Sale of Subsidiary).

Going Concern

The Company incurred net losses from continuing operations of $1,501,541 and $1,208,633 for the years ended October 31, 2011 and 2010 and has working capital deficiencies of $1,810,318 and $1,361,937 and stockholder deficits of $1,810,318 and $361,937 as of October 31, 2011 and 2010. The Company also had negative cash flows from operations for the years ended October 31, 2011 and 2010. There is no guarantee the Company will be able to continue to generate enough revenue and/or raise capital to support its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans include seeking additional debt or equity financing and pursuing the joint venture discussed in Note 12, and seeking operating businesses with which to merge.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ACEC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

F9

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360-10, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

On October 31, 2010, the Company recognized an impairment loss of $806,500 due to (1) the impairment of the construction management contract in the moment of $627,500 since the owner of the project was not able to obtain financing and (2) the impairment of training software and contract in the aggregate amount of $180,000 due to uncertainty of when, if at all, the Company will be able to recognize revenues from the intangibles.

On October 31, 2011, the Company recognized an impairment loss of $500,000 related to the intellectual property (see Note 4).

F10

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

The following table shows the approximate number of common stock equivalents outstanding at October 31, 2011 and 2010 that could potentially dilute basic income per share, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

	Outstanding at October 31,
	2011	2010
Warrants	1,000,000	1,000,000
Preferred stock – Series B	40,000,000	44,444,444
Convertible notes – other	134,753,619	29,653,336
Convertible note – related party	—	100,042,105

Total	175,753,619	175,139,885

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

F11

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The Company uses appropriate valuation techniques based on the available inputs to measure the fair value of its investments. When available the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. Level 3 inputs are used only when Level 1 or Level 2 inputs are not available.

Fair Value of Financial Instruments

The Company’s financial instruments are comprised of current assets, current liabilities and investments. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities approximate fair value due to their short term nature. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals, convertible debentures and convertible debenture derivative liabilities reported in the consolidated balance sheets approximate fair value because of their short term maturities The fair value of the Company’s investments at October 31, 2010, approximates the carrying value since the investments were acquired on October 29, 2010.

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses a binomial method option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

F12

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following at October 31, 2010:

Furniture and fixtures	$2,107
Accumulated Depreciation	(2,107)

$—

Depreciation expense was $2,107 for the year ended October 31, 2010, which relates to the discontinued operations.

F13

NOTE 4 - INVESTMENTS

As of October 31, 2010, investments consist of $500,000 of Preferred Series A Stock of ProTek Capital, Inc. (“ProTek”) and 4.95% of the intellectual property held by Propalms Ltd. also valued at $500,000, which were recorded at cost.

On September 2, 2010, the Company purchased Propalms International Ltd., a Nevada corporation, which was formed on August 24, 2010, (“Propalms International”) pursuant to a stock purchase agreement, dated August 31, 2010 (“Stock Purchase Agreement”), for 2,500,000 restricted common shares. Propalms International had no revenues and no liabilities and its asset consisted solely of an intangible asset, a worldwide marketing and sales agreement between Propalms Ltd, a UK corporation and Propalms International as of September 2, 2010. The Company and Propalms International agreed to a purchase price of $2.5 million, which is allocated entirely to Propalms International’s intangible asset.

In completion of the closing of the Stock Purchase Agreement, the Company increased its authorized common stock to 950,000,000 shares from 150,000,000 shares after approval by a stockholder with a majority voting interest (50.1%) and issued 2,500,000 common shares as required.

On October 29, 2010, the Company terminated the Stock Purchase Agreement by mutual consent of all parties and returned the parties to their original condition, except for the distribution of 1,000,000 shares of the Company’s common stock that was delivered to ProTek and will not be returned. In exchange for those shares, the Company received 500,000 shares of Preferred Series A Stock of ProTek at $1.00 per share for 500,000 shares of the Company’s common stock and 4.95% of the intellectual property of Propalms Ltd. for 500,000 shares of the Company’s common stock also valued at $500,000. The investments were valued at the fair value of the common shares issued based on the trading price of the shares.

In February 2011, the Board of Directors of the Company agreed to rescind the investment agreement with ProTek. Pursuant to the rescission, ProTek returned the 500,000 common shares to the Company and the Company returned the 500,000 shares of Preferred Series A Stock to ProTek.

At October 31, 2011, the Company determined that the investment in the Propalms Ltd. Intellectual property was impaired and the $500,000 invested was written off.

NOTE 5 - NOTES PAYABLE - OTHER

The Company received the proceeds of two notes totaling $102,500 during the year ended October 31, 2009. In April 2010, one of the notes with a value of $22,500 was satisfied through the issuance of 150,000 shares of the Company’s common stock. The remaining $80,000 note has no stated terms and is due on demand. The note is convertible into the Company’s common stock at a variable conversion price pursuant to the terms of the note.

Proceeds from three additional notes totaling $105,000 were received during the year ended October 31, 2010. The notes are convertible into shares of common stock at a variable conversion price as defined in the agreements. A $50,000 note bore interest at 8% per annum and matured on October 25, 2010. During the year ended October 31, 2010, the Company converted $15,500 of the $50,000 Note into 43,056 shares of the Company’s common stock. A $40,000 note bore interest at 8% per annum and matured on December 22, 2010, and a $15,000 note bore interest at 9% per annum and matured on March 1, 2011.

During the year ended October 31, 2010, the Company issued a $28,000, non-interest bearing note to settle accrued consulting fees (the “$28,000 Note”). The $28,000 Note matured on November 5, 2010 and is currently in default. As of maturity, the $28,000 Note bears interest at 5% per annum.

The Company received a note from the write down of debt and the issuance of a new note on January 21, 2011 in the amount of $400,000 in settlement of the complete prior debt that was then due to a related party Charter Management LLC (see Note 6).

F14

During the year ended October 31, 2011, the Company received proceeds of $374,641 from various convertible debentures and issued $151,700 in convertible debentures for direct payment of the Company’s expenses and other non cash items. The notes bear interest ranging from 5% to 12% per annum with payment terms ranging from on demand to two years. Substantially all of the notes are convertible into the Company’s common stock at variable conversion prices pursuant to the terms of the notes.

During the year ended October 31, 2011, the holders converted a total of $354,250 of various existing notes and $5,910 of interest into 13,194,186 common shares. As of October 31, 2011, the $769,591 outstanding principal was convertible into 134,753,619 common shares.

Interest expense (including the amortization of the debt discount) was $454,494 and $411,789 for the years ended October 31, 2011 and 2010. Notes payable – other consist of the following at:

	October 31, 2011	October 31, 2010

Cost	$1,123,841	$213,000
Less: Repayment	(354,250)	(15,500)

	769,591	197,500
Less: Debt discount	(377,166)	(133,000)
Add: Amortization of debt discount	288,271	114,783

Total	$680,696	$179,283

	October 31, 2011	October 31, 2010

Demand note, interest at 10%, conversion at 50% of closing price with $.001 floor	$325,000	$—
Demand note, interest at 10%, conversion at 50% of closing price	80,000	80,000
Note payable due October 2010, interest at 8%, conversion at 58% of closing price	—	34,500
Note payable due December 2010, interest at 8%, conversion at 58% of closing price	—	40,000
Demand note, interest at 8%, conversion at 55% of closing price	11,500	—
Demand note, interest at 5%, conversion at 50% of closing price	—	28,000
Demand note, interest at 9%, conversion at lower of $.01 or 50% of closing price	21,050	15,000
Demand note, interest at 8%, conversion at 85% of closing price	28,975	—
Demand note, interest at 8%, conversion at closing price with $.001 floor	38,000	—
Demand note, interest at 8%, conversion at closing price with $.001 floor	25,000	—
Note payable, due February 2012, interest at 6%, conversion at 50% of close	25,000	—
Note payable, interest at 8%, due February 2012, conversion at 85% of closing price	28,750	—
Demand note, interest at 8%, conversion at closing price with $.001 floor	60,400	—
Note payable, interest at 12%, due December 2012, conversion at 50% of closing price	16,666	—
Note payable, interest at 13%, due March 2012, conversion at 50% of closing price	25,000	—
Demand note, interest at 8%, conversion at closing price with $.001 floor	18,000	—
Notes payable, interest at 6%, due June 2012, conversion at 50% of closing price	66,250	—

	769,591	197,500
Less: Debt discount	(377,166)	(133,000)
Add: Amortization of debt discount	288,271	114,783

Total	$680,696	$179,283

F15

Debt discount is amortized over the terms of the notes payable.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Charter Management, LLC (“Charter”) previously funded the operations of the Company with a credit facility. The balance payable to Charter before the reduction described below was $1,347,318. With the execution of an Agreement entered into on January 21, 2010, the debt was extinguished after two principal payments totaling $57,000 and the issuance of a new convertible promissory note to the former CEO of the Company and owner of Charter, for $400,000. As a result of the extinguishment, the debt was reduced by $890,318, which was reflected as a reduction on the consolidated balance sheet to additional paid-in capital since it was a debt reduction from a related party. Charter was related to the Company through common ownership, but as of May 5, 2011, these parties are no longer affiliates of the Company due to the Agreement and the unpaid balance of the note is included in the table in Note 5.

The convertible promissory note is non-interest bearing until maturity and is convertible into shares of the Company’s common stock at a variable conversion price as defined in the agreement. The note matured on January 21, 2011 and is currently in default. Pursuant to the Agreement, the note bears interest at 10% per annum if not satisfied at maturity. Notes payable – related parties consist of the following at October 31, 2010.

Cost	$400,000
Less: Debt discount	(400,000)
Add: Amortization of debt discount	276,692

Total	$276,692

Debt discount is amortized over the term of the note payable.

NOTE 7 - DERIVATIVE LIABILITIES

The Company completed private placements of convertible notes as described in notes 5 and 6. In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” it was determined that the embedded conversion options should be separated and accounted for as derivative instrument liabilities. Accordingly, they are marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

The fair market value of the derivative instrument liabilities at October 31, 2011, was estimated to be $632,749, based on the following assumptions: which are Level 3 inputs (1) risk free interest rates of 0.01% to 0.15%, (2) remaining contractual lives of 0.70 to 1.27 years, (3) expected stock price volatility of 271% to 521%, and (4) expected dividend yield of zero. The fair value of our common stock at October 31, 2011 was $.01 and the conversion prices at that date ranged from $.005 to $.0085.

F16

Based upon the change in fair value of the derivative liabilities from the prior period end, or their inception date if later, the Company recorded a net non-cash gain on derivative instruments for the years ended October 31, 2011 and 2010, of $319,935 and $184,207, respectively.

	Derivative Liability as of October 31, 2011	Derivative Liability as of October 31, 2011
Convertible Debentures:
Embedded Conversion Option	$632,749	$717,043

Total	$632,749	$717,043

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

NOTE 9 - INCOME TAXES

The components of the net deferred tax asset are as follows:

	2011	2010
Net operating loss carry forwards	$2,267,000	$1,907,000
Impairment of intangibles	323,000	323,000

Total Deferred Tax Assets	2,590,000	2,230,000
Valuation allowance	(2,590,000)	(2,230,000)

Net Deferred Tax Assets	$—	$—

The valuation allowance increased approximately $360,000, and $557,000 during the years ended October 31, 2011 and 2010, respectively.

The Company has net operating loss carry forwards totaling approximately $5,068,000 at October 31, 2011 that will expire, if unused, in various years beginning 2022 through 2031. The principal differences between the net operating loss for income tax purposes and the net loss for book purposes of $8,129,500 results principally from non-cash expenses and derivatives. There are limits on the Company’s ability to use its current net operating loss carry forwards, potentially increasing its future tax liability. The execution of the Agreement (see Note 1) will limit the amount usable in any year of the Company’s net operating losses due to the change in control of the Company within the meaning of the tax laws.

F17

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

For the Years Ended October 31,	2011	2010
Federal statutory tax rate	34.0%	34.0%
State income taxes, net	6.0	6.0
Permanent and temporary items	(27.0)	6.1
Change in valuation allowance	(13.0)	(46.1)

Effective tax rate	0.0%	0.0%

The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of October 31, 2010 have been filed. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years after 2006. As of October 31, 2011, the Company does not believe it has any uncertain tax positions. As a result, there are no unrecognized tax benefits as of October 31, 2011. If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “noninterest expense” category within the consolidated statements of operations.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 500,000 shares of Preferred Series A Stock, par value $.001. No shares are outstanding. This preference provides that each outstanding share is convertible into 58 shares of the Company’s common stock and votes on an as if converted basis.

The Company has authorized 10,000 shares of Series B Preferred Stock, par value $.001 with a stated value of $40 per share. This preferred stock votes as though it holds 50.1% of the voting stock of the Company as long as one share is outstanding. The preferred shares may be converted by dividing $40 by the average closing bid price for the prior 10 trading days to the conversion request times the number of shares of Series B Preferred Stock being converted. The Series B Preferred Stock shall rank senior to all other classes of Preferred Stock as to dividends, distributions or as to distributions of assets upon liquidation, dissolution, or winding up of the Company.

On October 28, 2011, the Company increased its authorized common shares from 950,000,000 to 1,900,000,000. In addition, on October 28, 2011 the Company affected a 1 for 100 reverse stock split. All share and per share amounts have been restated to reflect this reverse stock split.

During the year ended October 31, 2011, the following transactions occurred:

During the year ended October 31, 2011, the Company issued 252,000 shares of common stock for services. The shares were valued on the date the issuance was agreed upon at the fair value of $48,500 based on the trading price of the Company’s common stock.

During the year ended October 31, 2011, the Company issued 13,194,186 shares of common stock for the conversion of $360,160 of convertible debt and interest ($354,250 of convertible debt and $5,910 of interest). In addition, the Company issued 137,851 shares of common stock for commitment fees on debt valued on the date the issuance was agreed upon at the fair value of $147,500 based on the trading price of the Company’s common stock and 571,735 shares of common stock held by debt holders for future conversions of convertible debt.

During the year ending October 31, 2010, the following transactions occurred:

On January 9, 2010 the Company issued 42,525 shares, with a fair market value of $30,511, to an investor relation agent for services performed.

F18

On February 18, 2010, the Company issued 1,000 shares, with a fair market value of $5,000, for services.

On March 11, 2010, the Company issued 3,500 shares for $17,500 in cash in four separate subscription agreements.

On July 29, 2010, the Company issued 15,000 shares for $10,000 in cash in a subscription agreement.

Warrants:

As of October 31, 2011 and 2010, the Company has 1,000,000 million warrants outstanding at a weighted average exercise price of $0.96. The remaining contractual life of the warrants was 0.6 years at October 31, 2011.

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

On March 30, 2011, Company’s Board of Directors approved the 2011 Professional/Consultant Stock Compensation Plan (the “2011 Plan”). Under the terms of the 2011 Plan, the Company reserved 100,000 shares of common stock to be issued during the 2011 Plan’s one-year term. Professionals and consultants who provide services to the Company are eligible to participate in the 2011 Plan. At October 31, 2011 all shares were issued under the 2011 Plan.

The Board of Directors adopted the 2007 Equity Incentive Plan in 2007 (the “2007 Plan”). The 2007 Plan authorizes the Board to issue up to 1,500,000 common shares during the ten year period of the 2007 Plan. The shares may be awarded to employees or directors of the Company as well as to consultants to those entities. At October 31, 2011, 1,158,703 shares remain available for issuance under the 2007 Plan.

NOTE 11 - DISCONTINUED OPERATIONS

In January 2010, the Company discontinued sales of its ozone laundry equipment business and all warranty, supply and repair services associated with it (“Ozone division”) and in March 2010 the Company sold its New Jersey subsidiary and realized a gain of $683,804. The New Jersey subsidiary was sold for cash proceeds of $10 and the assumption of all the Company’s liabilities net of property and equipment. The Company has classified these operations as discontinued operations for 2010.

On September 30, 2011, the Company closed its operations of Nube, Inc. which provided training related to installing and using cloud computing. The discontinuance of Nube’s operations has been reclassified in the October 31, 2010 financial statements.

The discontinuance had the following effects:

	October 31, 2011	October 31, 2010

Liabilities
Current liabilities of discontinued operations:
Accounts payable and other current liabilities	$—	$28,681

	$—	$28,681

Net liabilities of discontinued operations	$—	$(28,681)

F19

	Years Ended October 31,
	2011	2010
Revenues	$150,577	$329,527

Cost and expenses	157,751	250,158

Income (loss) from discontinued operations	$(7,174)	$79,369

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Consulting Contracts

The Company has entered into consulting contracts for various services ranging from professional services to merger and acquisition services. All of the contracts expire in February 2012. As a result of the Company entering into a certain Stock Purchase Agreement, dated August 31, 2011 (see Note 4), all three consulting contracts were terminated. The three contracts were reinstated immediately following the rescission of the Stock Purchase Agreement in October 2010. At October 31, 2011, the future minimum payments required under these consulting contracts are $136,000 for the year ending October 31, 2012.

Line of Credit

In April 2010, the Company secured a $10,000,000 line of credit (the “Line of Credit”) to facilitate its business model. The Company would have been able to draw down on the line of credit after a form S-1 Registration Statement is filed and became effective. The S-1 was subsequently abandoned and the line commitment terminated.

Joint Venture Agreement

In October 2011, the Company entered into a joint venture agreement with Eastern Energy Emissions Solutions, Inc. to exploit a sub license for marketing sale and installation of Truck Emissions Control Technologies, Inc. technologies. The first product to be marketed in the Northeastern United States is the diesel emissions control system for diesel trucks that provides reduction of polluting gases and particulate matter. The agreement is contingent on funding which the company is to provide and has not yet been secured. The Company owns 50.1% of the venture and will receive a distribution of 30% of the net profit.

NOTE 13 - SUBSEQUENT EVENTS

Note Issuances

In December 2011, the Company issued a $25,000 convertible promissory note that bears interest at 8% per annum and matures on December 2, 2012 (the “$25,000 Note”). The $25,000 Note may be converted into the Company’s common stock at a conversion price of 50% of the market value of the common stock.

Stock Issuances

In November 2011, the Company authorized 7,232,137 common shares with a fair market value of $20,550 for debt conversion.

In November 2011, the Company authorized 1,700,000 common shares with a fair market value of $17,000 for consulting services.

In November 2011, the Company authorized 1,524,000 for collateral on convertible debt.

In December 2011, the Company authorized 4,100,000 for collateral on convertible debt.

F20

In December 2011, the Company authorized 16,250,635 common shares with a fair market value of $12,085 for debt conversion.

In January 2012, the Company authorized 7,100,000 common shares for consulting services with a fair market value of $4,970.

In January 2012, the Company authorized 100,000,000 common shares with a fair market value of $72,000 for the conversion of 1,800 Series B Preferred shares.

In January 2012, the Company authorized 2,700,000 common shares for collateral on convertible debt.

In January, 2012, the Company authorized 58,904,864 common shares with a fair market value of $13,732.50.

In January 2012, the Company authorized 25,000,000 common shares with a fair market value of $10,000.

In February 2012, the Company authorized 23,520,613 common shares with a fair market value $5,600 for debt conversion. These shares have been authorized but are unissued.

F21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NX Global Company, Inc.

By:	/s/ Patrick A. McGough
Patrick A. McGough, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 20, 2012 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick A. McGough
Patrick A, McGough, Director,
Chief Executive Officer,

/s/ Patrick A McGough
Patrick A McGough, Director,
Chief Financial Officer,